Form 10-K
period 2021-12-31
Banyan Acquisition Corp
filed 2022-03-31
CIK 1852633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2021

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 001-41236

BANYAN ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	86-2556699
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

400 Skokie Blvd Suite 820 Northbrook, Illinois	60062
(Address of principal executive offices)	(zip code)

(847) 757-3812

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Units, each consisting of one share of Class A common stock and one-half of one redeemable warrant	BYN.U	New York Stock Exchange
Class A common stock, par value $0.0001 per share	BYN	New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	BYN.WS	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s shares of common stock were not publicly traded. Accordingly, there was no market value for the registrant’s shares of common stock on such date.

As of March 31, 2022, 24,150,000 shares of Class A common stock, par value $0.0001 per share, and 7,245,000 shares of Class B common stock, par value $0.0001 per share, outstanding.

BANYAN ACQUISITION CORP.

FORM 10-K

FORWARD-LOOKING STATEMENTS

Some statements contained in this Annual Report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

•	our being a newly incorporated company with no operating history and no revenues;
•	our ability to select an appropriate target business or businesses;
•	our ability to complete our initial business combination;
•	our expectations around the performance of a prospective target business or businesses;
•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
•	our directors and officers allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
•	certain of our officers and directors having direct and indirect economic interests in us and/or Banyan Acquisition, LLC, our sponsor (the “Sponsor”), which may potentially conflict with those of our public stockholders as we evaluate and decide whether to recommend a potential business combination to our public stockholders;
•	our potential ability to obtain additional financing to complete our initial business combination;
•	our pool of prospective target businesses;
•	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic and other events (such as the recent hostilities between Russia and Ukraine, terrorist attacks, natural disasters or a significant outbreak of other infectious diseases);
•	the ability of our directors and officers to generate a number of potential business combination opportunities;
•	our public securities’ current and future liquidity and trading;
•	the lack of a market for our securities;
•	risks we may face related to the foodservice industry;
•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
•	the trust account being subject to claims of third parties; and
•	the other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Annual Report.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” beginning on page 4. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those expressed or projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

ITEM 1. BUSINESS

In this Annual Report on Form 10-K (the “Form 10-K”), references to the “Company” and to “we,” “us,” and “our” refer to Banyan Acquisition Corp.

We are a newly formed blank check company incorporated as a Delaware corporation on March 10, 2021 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities (the “Initial Business Combination”). Although we may pursue an Initial Business Combination target in any sector, industry or geographic location, we currently intend to focus our efforts on identifying business combination targets in the foodservice industry, including:

•	foodservice equipment and supply manufacturers,
•	commercial food manufacturers,
•	commercial food dealers,
•	industry adjacent digital businesses,
•	emerging restaurant concepts, and
•	other similar categories of businesses.

We believe that our management team’s decades of experience and relationships with leading businesses in the foodservice industry and their founders, executives and investors, the extensive industry and geographical reach of our management team’s network and our management team’s prior experience in private markets investing will give us a competitive advantage in pursuing a broad range of opportunities in many industries.

Our management team has decades of experience as operating executives, with demonstrated success growing and investing in foodservice businesses. As both investors and operators, members of our management team have extensive insight into industry and acquisition trends and they have a vast network of industry relationships. Our management team has proficiency in utilizing industry trends and capitalizing on them through acquisition, start-up business creation, and strategic planning. We understand the challenges that the foodservice industry currently faces and believe our team can not only identify a suitable business combination target, but also assist that business in finding opportunities to maximize growth and profitability through strategic plans or acquisition. Additionally, members of our board of directors and our advisors have diverse and additive experiences and networks, enhancing our ability to successfully execute a merger.

We expect to target companies with certain industry and business characteristics, including long term growth prospects, strong management teams, high barriers to entry, opportunities for further acquisition, strong recurring revenues, sustainable operating margins and attractive free cash flow characteristics.

At this time, we have not identified or selected a business combination target or entered into a definitive agreement regarding an Initial Business Combination.

On March 16, 2021, our Sponsor, paid $25,000, or approximately $0.003 per share, to cover certain of our offering costs in consideration of 8,625,000 shares of our Class B common stock, par value $0.0001 per share (“Founder Shares”) and an aggregate of 142,500 of such shares were subsequently transferred to our independent directors, executive officers, certain advisors and an additional party. On November 30, 2021, our Sponsor voluntarily forfeited certain Founder Shares such that our initial stockholders, consisting of our Sponsor, independent directors, certain advisors and an additional party collectively held 6,900,000 Founder Shares. On January 19, 2022, we effectuated a 1.05-for-1 stock split by way of a stock dividend such that our initial stockholders, consisting of our Sponsor, independent directors, certain advisors and an additional party collectively held 7,245,000 Founder Shares upon the effectiveness of such stock split.

On January 24, 2022, we consummated our initial public offering (the “Initial Public Offering”) of 24,150,000 units (the “Units”), including the issuance of 3,150,000 Units as a result of the underwriters’ exercise of their over-allotment option in full. Each Unit consisted of one share of Class A common stock of the Company, par value $0.0001 per share (the “Class A common stock”) and one-half of one redeemable warrant of the Company (each whole warrant, a “Warrant”), with each Warrant entitling the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment in certain circumstances. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $241,500,000. As a result of the underwriters' exercise in full of their over-allotment option, 945,000 of the Founder Shares are no longer subject to forfeiture. Simultaneously with the closing of the Initial Public Offering, we completed the private placement of 11,910,000 of Warrants in the aggregate (the "Private Placement Warrants") to the Sponsor, BTIG, LLC (“BTIG”) and I-Bankers Securities, Inc. (“I-Bankers”), including 1,260,000 Private Placement Warrants as a result of the underwriters’ exercise of their over-allotment option in full, at a purchase price of $1.00 per Private Placement Warrant, for gross proceeds to the Company of $11,910,000. The Private Placement Warrants are identical to the public Warrants underlying the Units sold in the Initial Public Offering (the “Public Warrants”), except that the Private Placement Warrants and the shares of Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of our Initial Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the Sponsor, BTIG, I-Bankers or their permitted transferees (except for certain limited exceptions described herein). If the Private Placement Warrants are held by someone other than the Sponsor, BTIG, I-Bankers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by such holders on the same basis as the Public Warrants.

The closing of the Initial Public Offering and sale of Private Placement Warrants generated total proceeds to the Company of $253,410,000. Following the closing of the Initial Public Offering and sale of Private Placement Warrants, a total of $246,330,000, comprised of $237,720,000 of the proceeds from the Initial Public Offering (which amount includes $9,660,000 of the deferred underwriting discount) and $8,610,000 of the proceeds of the sale of the Private Placement Warrants, was placed in a trust account at J.P. Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee (the “Trust Account”). In addition, $1,960,000 of cash was held outside of the Trust Account established in connection with the Initial Public Offering, which was made available for the payment of certain expenses related to the Initial Public Offering and for on-going working capital expenses.

On March 10, 2022, we announced that the holders of our Units may elect to separately trade the shares of Class A common stock and Warrants included in the Units commencing on or about March 11, 2022 on the New York Stock Exchange (“NYSE”). Any Units not separated will continue to trade on the NYSE under the symbol “BYN.U,” and the Class A common stock and Warrants will separately trade on NYSE under the symbols “BYN” and “BYN.WS,” respectively.

If we anticipate that we may not be able to consummate our Initial Business Combination within 15 months from the closing of our Initial Public Offering (i.e., by April 24, 2023), we may, at our Sponsor’s option, extend the period of time to consummate a business combination up to two times without stockholder approval, each for an additional three months (for a total of up to 21 months to complete a business combination (i.e., by October 24, 2023)) (each such three-month period, a “Funded Extension Period”), so long as our Sponsor and/or its affiliates or designees deposit into the Trust Account: (i) with respect to a single Funded Extension Period, an additional $0.10 per Unit (for an aggregate of $2,415,000) (an “Extension Payment”), and (ii) with respect to two consecutive Funded Extension Periods, an Extension Payment prior to each Funded Extension Period, or $0.20 per Unit in the aggregate (for an aggregate of $4,830,000), upon five days advance notice prior to the applicable deadline pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement entered into between us and Continental Stock Transfer & Trust Company. However, if, prior to the time that an Extension Payment would otherwise be due for either Funded Extension Period, we enter into a definitive agreement with respect to our Initial Business Combination, no Extension Payment will be required for that Funded Extension Period, and the period of time to consummate a business transaction will be extended for the duration of that Funded Extension Period; provided, that our entry into a definitive agreement may only be used to substitute for a single Extension Payment. Our public stockholders will not be entitled to vote or redeem their shares in connection with any Funded Extension Periods, whether as a result of an Extension Payment or a definitive agreement. As a result, we may affect such an extension even if a majority of our public stockholders do not support such an extension and none of our public stockholders will be able to redeem their shares in connection with such an extension. This feature is different than the traditional special purpose acquisition company structure, in which any extension of the company’s period to complete a business combination requires a vote of the company’s stockholders and such stockholders have the right to redeem their public shares in connection with such vote (although an extension without depositing additional funds into the Trust Account could still be pursued in the manner available in the traditional special purpose acquisition company structure (any such extension, a "Stockholder Approval Extension Period")).

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, before making a decision to invest in our Units. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Summary of Risks

We are a newly incorporated company that has conducted no operations and has generated no revenues. Until we complete our Initial Business Combination, we will have no operations and will generate no operating revenues. In making your decision whether to invest in our securities, you should take into account not only the background of our management team, but also the special risks we face as a blank check company. Our Initial Public Offering was not conducted in compliance with Rule 419 promulgated under the Securities Act of 1933, as amended (the "Securities Act"). Accordingly, you will not be entitled to protections normally afforded to investors in Rule 419 blank check offerings. You should carefully consider these risks, which include, but are not limited to:

•	We are a recently incorporated company with no operating history and no revenues, and investors have no basis on which to evaluate our ability to achieve our business objective.

•	Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us.

•	Our stockholders may not be afforded an opportunity to vote on our proposed Initial Business Combination, which means we may complete our Initial Business Combination even if a majority of our stockholders do not support such a combination.

•	Our public stockholders will not be entitled to vote or redeem their shares in connection with any Funded Extension Periods, whether as a result of an Extension Payment or a definitive agreement.

•	The only opportunity for our public stockholders to affect the investment decision regarding a potential business combination may be limited to the exercise of their right to redeem shares from us for cash.

•	If we seek stockholder approval of our Initial Business Combination, our initial stockholders have agreed to vote in favor of such Initial Business Combination, regardless of how our public stockholders vote. Accordingly, if we seek stockholder approval of our Initial Business Combination, it is more likely that the necessary stockholder approval will be received than would be the case if our initial stockholders agreed to vote their Founder Shares in accordance with the majority of the votes cast by our public stockholders.

•	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

•	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

•	The requirement that we consummate an Initial Business Combination within 15 months after the closing of our Initial Public Offering (i.e., by April 24, 2023) (or up to 21 months from the closing of our Initial Public Offering (i.e., by October 24, 2023) if we extend the time to complete a business combination pursuant to any Funded Extension Period) may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our Initial Business Combination on terms that would produce value for our stockholders.

•	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the COVID-19 outbreak, other global events (such as the recent hostilities between Ukraine and Russia) and the status of debt and equity markets.

•	Although we may pursue an Initial Business Combination target in any sector, industry or geographic location, we currently intend to focus our efforts on identifying business combination targets in the foodservice industry. Business combinations with businesses in the foodservice industry entail special considerations and risks.

•	If we seek stockholder approval of our Initial Business Combination, our Sponsor, directors, executive officers, special advisor and their affiliates may elect to purchase public shares or Warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock or Public Warrants.

•	Certain of our officers and directors have direct and indirect economic interests in us and/or our Sponsor and such interests may potentially conflict with those of our public stockholders as we evaluate and decide whether to recommend a potential business combination to our public stockholders.

•	Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs.

•	Our directors, officers, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

•	If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our Initial Business Combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

•	Our public stockholders do not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate their investment, our public stockholders may be forced to sell their public shares or Warrants, potentially at a loss.

•	NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•	Our public stockholders will not be entitled to protections normally afforded to investors of many other blank check companies.

•	Because of our limited resources and the significant and increasing competition for business combination opportunities, it may be more difficult for us to complete our Initial Business Combination. If we have not consummated our Initial Business Combination within the required time period, our public stockholders may receive only approximately $10.20 per public share (subject to increase for any additional amounts deposited into the Trust Account in respect of any Funded Extension Period), or less in certain circumstances, on the liquidation of our Trust Account, and our Warrants will expire worthless.

•	If the proceeds of our Initial Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient to allow us to operate for the 15 months following the closing of our Initial Public Offering (i.e., by April 24, 2023) (or up to 21 months from the closing of our Initial Public Offering (i.e., by October 24, 2023) if we extend the time to complete a business combination pursuant to a Funded Extension Period), it could limit the amount available to fund our search for a target business or businesses and our ability to complete our Initial Business Combination, and we will depend on loans from our Sponsor, its affiliates or members of our management team to fund our search and to complete our Initial Business Combination.

Risks Relating to Our Search for, and Consummation of or Inability to Consummate, a Business Combination

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our Initial Business Combination even if a majority of our public stockholders do not support such a combination.

We may choose not to hold a stockholder vote to approve our Initial Business Combination if the business combination would not require stockholder approval under applicable law or stock exchange rules unless we decide to hold a stockholder vote for business or other reasons. For instance, NYSE listing rules currently allow us to engage in a tender offer in lieu of a stockholder meeting, but would require us to obtain stockholder approval if we were seeking to issue more than 20% of our issued and outstanding shares in connection with any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our issued and outstanding shares, we would seek stockholder approval of such business combination. However, except as required by applicable law or stock exchange rules, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may consummate our Initial Business Combination even if holders of a majority of the issued and outstanding shares of common stock do not approve of the business combination we consummate.

If we seek stockholder approval of our Initial Business Combination, our initial stockholders, directors, officers and special advisor have agreed to vote in favor of such Initial Business Combination, regardless of how our public stockholders vote.

Our initial stockholders, directors, officers and special advisor have agreed (and their permitted transferees are required to agree), pursuant to the terms of a letter agreement entered into with us, to vote their Founder Shares and any public shares held by them in favor of our Initial Business Combination. We expect that our initial stockholders and their permitted transferees will own at least 23% of our issued and outstanding shares of common stock at the time of any such stockholder vote. As a result, in addition to our initial stockholders’ Founder Shares, we would need 8,452,501, or 35.0% (assuming all issued and outstanding shares are voted and our initial stockholders have not purchased additional shares), or 603,751, or 2.50% (assuming only the minimum number of shares representing a quorum are voted), of the 24,150,000 public shares sold in our Initial Public Offering to be voted in favor of an Initial Business Combination in order to have such Initial Business Combination approved (unless a greater vote is required by applicable law or stock exchange rules). Accordingly, if we seek stockholder approval of our Initial Business Combination, it is more likely that the necessary stockholder approval will be received than would be the case if such persons agreed to vote their Founder Shares in accordance with the majority of the votes cast by our public stockholders.

The only opportunity for our public stockholders to affect the investment decision regarding a potential business combination will be limited to the exercise of their right to redeem shares from us for cash, unless we seek stockholder approval of such business combination.

Only after we enter into a definitive agreement regarding an Initial Business Combination will our public stockholders be provided with certain information regarding an opportunity to evaluate the specific merits or risks of any target businesses. Additionally, since our board of directors may cause the Company to complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder approval. Accordingly, if we do not seek stockholder approval, the only opportunity for our public stockholders to affect the investment decision regarding a potential business combination may be limited to exercising redemption rights within the period of time set forth in our tender offer documents (which will be at least 20 business days) mailed to our public stockholders in which we describe the potential Initial Business Combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If public stockholders holding too many public shares exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our Initial Business Combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination (including, potentially, with the same target). Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our Initial Business Combination, we will not know how many stockholders may exercise their redemption rights and, therefore, we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our Initial Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, the dilution of any equity issuances would increase to the extent that the anti-dilution provision of the Class B common stock results in the issuance of Class A common stock on a greater than one-to-one basis upon conversion of the Class B common stock at the time of our Initial Business Combination. In addition, the amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an Initial Business Combination. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our Initial Business Combination would be unsuccessful and that stockholders would have to wait for liquidation in order to redeem their shares.

If our Initial Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our Initial Business Combination would be unsuccessful increases. If no Initial Business Combination is successful, our stockholders would not receive their pro rata portion of the Trust Account until we liquidate the Trust Account. If a stockholder is in need of immediate liquidity, the stockholder could attempt to sell shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, stockholders may suffer a material loss on their investment or lose the benefit of funds expected in connection with our redemption until we liquidate or the stockholder is able to sell shares in the open market.

Because we offered our Units to the public at a price per unit of $10.00 in our Initial Public Offering, and our Trust Account initially contained $10.20 per share of Class A common stock (which amount may be increased if we extend the time to complete a business combination pursuant to any Funded Extension Period), public stockholders may be incentivized to redeem their public shares at the time of our Initial Business Combination.

We offered our Units to the public at a price per unit of $10.00 in our Initial Public Offering, and our Trust Account contained $10.20 per share of Class A common stock at the closing of our Initial Public Offering (which amount may be increased if we extend the time to complete a business combination pursuant to any Funded Extension Period). This is different than some other similarly structured blank check companies for which the trust account only contains $10.00 per share of Class A common stock. As a result of the additional funds that could be available to public stockholders upon redemption of Class A common stock, our public stockholders may be more incentivized to redeem their public shares and not to hold their shares through our Initial Business Combination. A higher percentage of redemptions by our public stockholders could make it more difficult for us to complete our Initial Business Combination.

The requirement that we complete our Initial Business Combination 15 months after the closing of our Initial Public Offering (i.e., by April 24, 2023) (or up to 21 months from the closing of our Initial Public Offering (i.e., by October 24, 2023) if we extend the time to complete a business combination pursuant to any Funded Extension Period) may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our Initial Business Combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our Initial Business Combination within 15 months from the closing of our Initial Public Offering (i.e., by April 24, 2023) (or up to 21 months from the closing of our Initial Public Offering (i.e., by October 24, 2023) if we extend the time to complete a business combination pursuant to any Funded Extension Period). Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our Initial Business Combination with that particular target business, we may be unable to complete our Initial Business Combination with any target business. This risk will increase as we get closer to the end of the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our Initial Business Combination on terms that we would have rejected upon a more comprehensive investigation.

Our public stockholders will not be entitled to vote or redeem their shares in connection with any Funded Extension Periods, whether as a result of an Extension Payment or a definitive agreement.

If we anticipate that we may not be able to consummate our Initial Business Combination within 15 months from the closing of our Initial Public Offering (i.e., by April 24, 2023), we may, at our Sponsor’s option, extend the period of time to consummate a business combination up to two times without stockholder approval, each for an additional three months (for a total of up to 21 months to complete a business combination (i.e., by October 24, 2023)), so long as our Sponsor and/or its affiliates or designees deposit into the Trust Account: (i) with respect to a single Funded Extension Period, an additional $0.10 per Unit (for an aggregate of $2,415,000), and (ii) with respect to two consecutive Funded Extension Periods, an Extension Payment prior to each Funded Extension Period, or $0.20 per unit in the aggregate (for an aggregate $4,830,000), upon five days advance notice prior to the applicable deadline pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement entered into between us and Continental Stock Transfer & Trust Company. However, if, prior to the time that an Extension Payment would otherwise be due for either Funded Extension Period, we enter into a definitive agreement with respect to our Initial Business Combination, no Extension Payment will be required for that Funded Extension Period, and the period of time to consummate a business transaction will be extended for the duration of that Funded Extension Period; provided, that our entry into a definitive agreement may only be used to substitute for a single Extension Payment. Our public stockholders will not be entitled to vote or redeem their shares in connection with any Funded Extension Periods, whether as a result of an Extension Payment or a definitive agreement. As a result, we may affect such an extension even if a majority of our public stockholders do not support such an extension and none of our public stockholders will be able to redeem their shares in connection with such an extension. This feature is different than the traditional special purpose acquisition company structure, in which any extension of the company’s period to complete a business combination would require a vote of the company’s stockholders, with such stockholders having the right to redeem their public shares in connection with such vote. We may also choose to pursue an extension of the time to complete our business combination without depositing additional funds into the Trust Account, which, consistent with a traditional special purpose acquisition company structure, would require a vote of the company’s stockholders and in connection with which stockholders would have the right to redeem their public shares.

Our Sponsor may decide not to extend the term we have to consummate our Initial Business Combination, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, and the Warrants will be worthless.

We will have 15 months (subject to certain extensions, including, if available, pursuant to Funded Extension Periods) from the closing of our Initial Public Offering (i.e., until April 24, 2023) to consummate our Initial Business Combination. This 15 month period is shorter than the period of 18 to 24 months that most special purpose acquisition companies have to consummate their Initial Business Combination. As a result, we may have more difficulty consummating our Initial Business Combination prior to the end of the term for doing so. Our Sponsor or its affiliates or designees may seek to extend the time we have to complete our business combination by depositing additional funds into the Trust Account pursuant to a Funded Extension Period or by seeking stockholder approval to extend such period of time, but they are not obligated to do so. If we are unable to consummate our Initial Business Combination within the applicable time period, we will, as promptly as reasonably possible but not more than five business days thereafter, redeem our public shares for a pro rata portion of the funds held in the Trust Account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such event, the Warrants included in the Units purchased in our Initial Public Offering will be worthless.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the COVID-19 outbreak, other global events (such as the recent hostilities between Ukraine and Russia) and the status of debt and equity markets.

The COVID-19 outbreak and other global events (such as the recent hostilities between Ukraine and Russia) have resulted in, and could result in, a widespread crisis that has, and in the future could, adversely affected the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete an Initial Business Combination if concerns relating to COVID-19 or other matters of global concern (such as the recent hostilities between Ukraine and Russia) continue to restrict travel, limit the ability to have meetings with potential investors, limit the ability to conduct due diligence or limit the ability of a potential target company’s personnel, vendors and services providers to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 and other matters of global concern (such as the recent hostilities between Ukraine and Russia) impact our search for an Initial Business Combination will depend on future developments, which are highly uncertain and cannot be predicted. The effect of the COVID-19 pandemic and other matters of global concern (such as the recent hostilities between Ukraine and Russia) on businesses, and the inability to accurately predict the future impact of the pandemic and other global events on businesses, have also made determinations and negotiations of valuation more difficult, which could make it more difficult to consummate a business combination transaction. If the disruptions posed by COVID-19 or other matters of global concern (such as the recent hostilities between Ukraine and Russia) continue, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing, which may be impacted by COVID-19, the recent hostilities between Ukraine and Russia and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

Finally, the outbreak of COVID-19 or other infectious diseases may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities.

We may not be able to complete our Initial Business Combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only $10.20 per share (subject to increase for any additional amounts deposited into the Trust Account in respect of any Funded Extension Period), or less than such amount in certain circumstances, and our Warrants will expire worthless.

We may not be able to find a suitable target business and complete our Initial Business Combination within 15 months after the closing of our Initial Public Offering (i.e., by April 24, 2023) (or up to 21 months from the closing of our Initial Public Offering (i.e., by October 24, 2023) if we extend the time to complete a business combination pursuant to any Funded Extension Period). Our ability to complete our Initial Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. It may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions.

If we have not completed our Initial Business Combination within such time period or during any Stockholder Approval Extension Period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable thereon), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may receive only $10.20 per share (subject to increase for any additional amounts deposited into the Trust Account in respect of any

Funded Extension Period), or less than $10.20 per share (subject to increase for any additional amounts deposited into the Trust Account in respect of any Funded Extension Period), on the redemption of their shares, and our Warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share (subject to increase for any additional amounts deposited into the Trust Account in respect of any Funded Extension Period)” and other risk factors included in this Annual Report.

If we seek stockholder approval of our Initial Business Combination, our Sponsor, directors, officers, special advisor or any of their respective affiliates may elect to purchase shares or Warrants from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our securities.

If we seek stockholder approval of our Initial Business Combination and we do not conduct redemptions in connection with our Initial Business Combination pursuant to the tender offer rules, our Sponsor, directors, officers, special advisor or any of their respective affiliates may purchase public shares or Warrants in privately negotiated transactions or in the open market either prior to or following the completion of our Initial Business Combination. Any such price per share may be different than the amount per share a public stockholder would receive if it elected to redeem its shares in connection with our Initial Business Combination. Additionally, at any time at or prior to our Initial Business Combination, subject to applicable securities laws (including with respect to material nonpublic information), our Sponsor, directors, officers, special advisor or any of their respective affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our Initial Business Combination or not redeem their public shares. However, our Sponsor, directors, officers, special advisor or any of their respective affiliates are under no obligation or duty to do so and they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. The purpose of such purchases could be to vote such shares in favor of our Initial Business Combination and thereby increase the likelihood of obtaining stockholder approval of our Initial Business Combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our Initial Business Combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of Public Warrants could be to reduce the number of Public Warrants outstanding or to vote such Warrants on any matters submitted to the Warrant holders for approval in connection with our Initial Business Combination. This may result in the completion of our Initial Business Combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our Initial Business Combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our Initial Business Combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our Initial Business Combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer or proxy materials documents mailed to such holders, or up to two business days prior to the scheduled vote on the proposal to approve the Initial Business Combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these procedures, its shares may not be redeemed.

Our public stockholders will not be entitled to certain protections afforded to investors of some other blank check companies.

Since the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants are intended to be used to complete an Initial Business Combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the U.S. securities laws. However, because our net tangible assets exceed $5,000,000, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our Units were immediately tradable following our Initial Public Offering and we will have a longer period of time to complete our Initial Business Combination than do companies subject to Rule 419.

If we seek stockholder approval of our Initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if a stockholder or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, our public stockholders will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

If we seek stockholder approval of our Initial Business Combination and we do not conduct redemptions in connection with our Initial Business Combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our Initial Public Offering, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our Initial Business Combination. A stockholder’s inability to redeem Excess Shares will reduce the stockholder’s influence over our ability to complete our Initial Business Combination and such stockholders could suffer a material loss on an investment in us upon a sale of Excess Shares in open market transactions. Additionally, such stockholders will not receive redemption distributions with respect to Excess Shares if we complete our Initial Business Combination. And as a result, such stockholders would continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell their shares in open market transactions, potentially at a loss.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our Initial Business Combination and could even result in our inability to find a target or to consummate an Initial Business Combination.

In recent years, and continuing in 2022, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an Initial Business Combination, and, as of December 31, 2021, there were more than 500 special purpose acquisition companies seeking targets for their Initial Business Combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an Initial Business Combination. In addition, because there are more special purpose acquisition companies seeking to enter into an Initial Business Combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive targets could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an Initial Business Combination, and may result in our inability to consummate an Initial Business Combination on terms favorable to our investors altogether.

Because of our limited resources and the significant and increasing competition for business combination opportunities, it may be more difficult for us to complete our Initial Business Combination. If we have not completed our Initial Business Combination within the required time period, our public stockholders may receive only approximately $10.20 per share (subject to increase for any additional amounts deposited into the Trust Account in respect of any Funded Extension Period), or less in certain circumstances, on our redemption of their shares, and our Warrants will expire worthless.

We expect to encounter intense competition from other entities having business objectives similar to ours, including private investors (which may be individuals or investment firms), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do. Our financial resources will be relatively limited when contrasted with those of many of these competitors and such competitors may be able to propose attractive deal terms to a target business, such as a “reverse termination fee” provision and other similar remedies that we do not expect to be able to be able to propose. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek stockholder approval of our Initial Business Combination and we are obligated to pay cash for our shares of Class A common stock, it will potentially reduce the resources available to us for our Initial Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not completed our Initial Business Combination within the required time period, our public stockholders may receive only approximately $10.20 per share (subject to increase for any additional amounts deposited into the Trust Account in respect of any Funded Extension Period), or less in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share (subject to increase for any additional amounts deposited into the Trust Account in respect of any Funded Extension Period)” and other risk factors herein.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an Initial Business Combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an Initial Business Combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors. In addition, even after we were to complete an Initial Business Combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the Initial Business Combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an Initial Business Combination on terms favorable to our investors.

If the proceeds of our Initial Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient to allow us to operate for the 15 months following the closing of our Initial Public Offering (i.e., by April 24, 2023) (or up to 21 months from the closing of our Initial Public Offering (i.e., by October 24, 2023) if we extend the time to complete a business combination pursuant to any Funded Extension Period), it could limit the amount available to fund our search for a target business or businesses and our ability to complete our Initial Business Combination, and we will depend on loans from our Sponsor, its affiliates or members of our management team to fund our search and to complete our Initial Business Combination.

If we are required to seek additional capital, we would need to borrow funds from our Sponsor, its affiliates, members of our management team or other third parties to operate or may be forced to liquidate. Neither our Sponsor, members of our management team nor their affiliates is under any obligation to us in such circumstances. Any such advances may be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our Initial Business Combination. Up to $1,500,000 of such loans or advances may be convertible into Warrants of the post-business combination company at a price of $1.00 per Warrant at the option of the lender. The Warrants would be identical to the Private Placement Warrants. Prior to the completion of our Initial Business Combination, we do not expect to seek loans from parties other than our Sponsor, its affiliates or members of our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we have not consummated our Initial Business Combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public stockholders may only receive an estimated $10.20 per public share (subject to increase for any additional amounts deposited into the Trust Account in respect of any Funded Extension Period), or possibly less, on our redemption of our public shares, and our Warrants will expire worthless.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share (subject to increase for any additional amounts deposited into the Trust Account in respect of any Funded Extension Period).

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will enter into an agreement with a third-party that has not executed a waiver only if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we have not completed our Initial Business Combination within the required time period, or upon the exercise of a redemption right in connection with our Initial Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.20 per public share initially held in the Trust Account, due to claims of such creditors.

Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.20 per public share (subject to increase for any additional amounts deposited into the Trust Account in respect of any Funded Extension Period) or (2) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of interest which may be withdrawn to pay taxes, except as to any claims by a third-party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third-party, our Sponsor will not be responsible to the extent of any liability for such third-party claims. However, we believe that our Sponsor’s only assets are securities of our company. Accordingly, we believe it is unlikely that our Sponsor would be able to satisfy those obligations. We have not asked our Sponsor to reserve for such obligations, and therefore, no funds are currently set aside to cover any such obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our Initial Business Combination and redemptions could be reduced to less than $10.20 per public share (subject to increase for any additional amounts deposited into the Trust Account in respect of any Funded Extension Period). In such event, we may not be able to complete our Initial Business Combination, and our public stockholders would receive such lesser amount per share in connection with any redemption of public shares. None of our directors or officers will indemnify us for claims by third parties, including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public stockholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (1) $10.20 per public share (subject to increase for any additional amounts deposited into the Trust Account in respect of any Funded Extension Period) or (2) such lesser amount per share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of interest which may be withdrawn to pay taxes, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public stockholders may be reduced below $10.20 per share (subject to increase for any additional amounts deposited into the Trust Account in respect of any Funded Extension Period).

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.20 per share (subject to increase for any additional amounts deposited into the Trust Account in respect of any Funded Extension Period).

The proceeds held in the Trust Account may be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we may withdraw to pay our taxes, if any) would be reduced. In the event that we are unable to complete our Initial Business Combination or make certain amendments to our amended and restated certificate of incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income, net of taxes paid or payable thereon (less, in the case we are unable to complete our Initial Business Combination, $100,000 of interest) to pay dissolution expenses. Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.20 per share (subject to increase for any additional amounts deposited into the Trust Account in respect of any Funded Extension Period).

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties, thereby exposing the members of our board of directors and us to claims seeking damages, including potential punitive damages.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer,” a “fraudulent conveyance” or a “voidable transfer.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty and/or having acted in bad faith by paying public stockholders from the Trust Account prior to addressing the claims of creditors, thereby exposing itself and us to claims seeking damages, including potential punitive damages.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share amount that would otherwise be received by our public stockholders in connection with our liquidation would be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our Initial Business Combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and
•	restrictions on the issuance of securities;

each of which may make it difficult for us to complete our Initial Business Combination. In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;
•	adoption of a specific form of corporate structure; and
•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

We do not believe that our current and anticipated future principal activities will subject us to regulation under the Investment Company Act. The proceeds held in the Trust Account may be invested by the trustee only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds of our Initial Public Offering is restricted to these instruments, we believe we meet and will continue to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we have not completed our Initial Business Combination within the required time period, our public stockholders may receive only approximately $10.20 per share (subject to increase for any additional amounts deposited into the Trust Account in respect of any Funded Extension Period), or less in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our Initial Business Combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our Initial Business Combination, and results of operations.

On March 30, 2022, the SEC announced the proposal of new rules and amendments concerning special purpose acquisition companies (“SPACs”) such as the Company that, if adopted, would, among other things: (i) require SPACs to include additional and/or enhanced disclosure about conflicts of interest, compensation paid to sponsors, sources of dilution, and the fairness of proposed business combination transactions in certain instances, (ii) prohibit SPACs from taking advantage of the liability safe harbor in the Private Securities Litigation Reform Act of 1995 regarding forward-looking statements in SEC filings and with respect to business combination transactions, (iii) deem underwriters in a SPAC's initial public offering to be underwriters in any subsequent de-SPAC transaction when certain conditions are met and (iv) implement new and more onerous requirements regarding the use of financial projections in filings with the SEC, including in connection with SPAC business combination transactions. There can be no assurance as to if or when the new proposed rules and amendments will be adopted by the SEC or, if adopted, as to any changes that may be made to such proposed rules and amendments prior to their adoption or as to when the new rules and amendments would become effective. If the new rules and amendments are adopted and become effective, they could have a material adverse effect on our business, including our ability to negotiate and complete our Initial Business Combination.

If we have not completed our Initial Business Combination within 15 months of the closing of our Initial Public Offering (i.e., by April 24, 2023) (or up to 21 months from the closing of our Initial Public Offering (i.e., by October 24, 2023) if we extend the time to complete a business combination pursuant to any Funded Extension Period) or during any Stockholder Approval Extension Period, our public stockholders may be forced to wait beyond such period before any redemption of funds from our Trust Account may occur.

If we have not completed our Initial Business Combination within 15 months from the closing of our Initial Public Offering (i.e., by April 24, 2023) (or up to 21 months from the closing of our Initial Public Offering (i.e., by October 24, 2023) if we extend the time to complete a business combination pursuant to any Funded Extension Period) or during any Stockholder Approval Extension Period, we will distribute the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable thereon), pro rata to our public stockholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public stockholders from the Trust Account shall be effected automatically by function of our amended and restated certificate of incorporation prior to any voluntary winding up. If we are required to windup, liquidate the Trust Account and distribute such amount therein, pro rata, to our public stockholders, as part of any liquidation process, such winding up, liquidation and distribution are subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In that case, investors may be forced to wait beyond the initial 15 months from the closing of our Initial Public Offering (i.e., by April 24, 2023) (or up to 21 months from the closing of our Initial Public Offering (i.e., by October 24, 2023) if we extend the time to complete a business combination pursuant to a Funded Extension Period) before the redemption proceeds of our Trust Account become available to them and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our Initial Business Combination or amend certain provisions of our amended and restated certificate of incorporation and then only in cases where investors have properly sought to redeem their shares of Class A common stock. Only upon our redemption or any liquidation will public stockholders be entitled to distributions if we have not completed our Initial Business Combination within the required time period and do not amend certain provisions of our amended and restated certificate of incorporation prior thereto.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the Delaware General Corporation Law (the “DGCL”), stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our Initial Business Combination within the required time period may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

However, it is our intention to redeem our public shares as soon as reasonably possible following the 15th month (or the 18th month, in the event we decided to exercise our right to enact one of the available three month Funded Extension Periods, or the 21st month, in the event we decide to exercise our right to enact both of the available three month Funded Extension Periods) from the closing of our Initial Public Offering (or the end of any Stockholder Approval Extension Period) in the event we do not complete our Initial Business Combination, and, therefore, we do not intend to comply with the foregoing procedures.

Because we do not intend to comply with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the ten years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, consultants, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure our stockholders that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our Initial Business Combination within the required time period is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual stockholder meeting until after the consummation of our Initial Business Combination. Our public stockholders will not have the right to elect or remove directors prior to the consummation of our Initial Business Combination.

In accordance with NYSE corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on NYSE. As a result, we may not hold an annual meeting of stockholders until after we consummate our Initial Business Combination and thus may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting of stockholders be held for the purposes of electing directors in accordance with a company’s bylaws unless such election is made by written consent in lieu of such a meeting. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of our Initial Business Combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL. Until we hold an annual meeting of stockholders, public stockholders may not be afforded the opportunity to discuss company affairs with management. In addition, prior to our Initial Business Combination, (a) as holders of our Class A common stock, our public stockholders will not have the right to vote on the election of our directors, and (b) holders of a majority of the issued and outstanding shares of our Class B common stock may remove a member of our board of directors for any reason.

The grant of registration rights to our initial stockholders and their permitted transferees may make it more difficult to complete our Initial Business Combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

Pursuant to an agreement entered into in connection with our Initial Public Offering, at or after the time of our Initial Business Combination, our initial stockholders and their permitted transferees can demand that we register the resale of their shares of Class A common stock issuable upon conversion of the Founder Shares. In addition, our Sponsor and its permitted transferees can demand that we register the resale of the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants, and holders of Warrants that may be issued upon conversion of working capital loans may demand that we register the resale of such Warrants or the shares of Class A common stock issuable upon exercise of such Warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our Initial Business Combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the shares of common stock owned by our initial stockholders or their permitted transferees, our Private Placement Warrants or Warrants issued in connection with working capital loans are registered for resale.

Because we are not limited to a particular industry, sector or geography or any specific target businesses with which to pursue our Initial Business Combination, our public stockholders will be unable to ascertain the merits or risks of any particular target business’s operations.

While we intend to focus our efforts on identifying business combination targets in the foodservice industry, we may seek to complete a business combination with an operating company of any size (subject to our satisfaction of the 80% fair market value test) and in any industry, sector or geography. However, we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our Initial Business Combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our Initial Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or development stage entity. Although our directors and officers will endeavor to evaluate the risks inherent in a particular target business, we cannot assure our stockholders that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to our investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholder or Warrant holder who chooses to remain a stockholder or Warrant holder, respectively, following our Initial Business Combination could suffer a reduction in the value of their securities. Such stockholders and Warrant holders are unlikely to have a remedy for such reduction in value.

We may seek acquisition opportunities in acquisition targets that may be outside of our management’s areas of expertise.

We will consider a business combination outside of our management’s areas of expertise if such business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors relevant to such acquisition. Accordingly, any stockholders or Warrant holders who choose to remain a stockholder or Warrant holder following our Initial Business Combination could suffer a reduction in the value of their securities. Such stockholders or Warrant holders are unlikely to have a remedy for such reduction in value.

We may face risks related to the foodservice industry.

Although we may pursue an Initial Business Combination target in any sector, industry or geographic location, we currently intend to focus our efforts on identifying business combination targets in the foodservice industry. Business combinations with businesses in the foodservice industry entail special considerations and risks. The foodservice industry is sensitive to national, regional and local economic conditions. An uneven level of general economic activity, uncertainty in the financial markets, and slow job growth could have a negative impact on consumer confidence, discretionary spending, and accordingly, the foodservice industry in general. If we are successful in completing a business combination with a target business in the foodservice industry, we may also be subject to, and possibly adversely affected by, the following risks: intense competition in the industry, food price fluctuations, costs for freight, raw materials, fuel, energy and other supplies, technology obsolescence, changing consumer behaviors and preferences, labor issues and labor costs and government regulations. In addition, the foodservice industry, including restaurants and their affiliated suppliers, have been, and in the future may continue to be, particularly adversely impacted by the COVID-19 pandemic other global events (such as the recent hostilities between Ukraine and Russia).

Any of the foregoing could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses will not be limited to the foodservice industry. Accordingly, if we acquire a target business in another industry we will be subject to risks attendant with the specific industry in which we operate or target business which we acquire, which may or may not be different than those risks listed above.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our Initial Business Combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our Initial Business Combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our Initial Business Combination will not have all of these positive attributes. If we complete our Initial Business Combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain stockholder approval for business or other reasons, it may be more difficult for us to attain stockholder approval of our Initial Business Combination if the target business does not meet our general criteria and guidelines. If we have not completed our Initial Business Combination within the required time period, our public stockholders may receive only approximately $10.20 per share (subject to increase for any additional amounts deposited into the Trust

Account in respect of any Funded Extension Period), or less in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless.

We may seek acquisition opportunities with an early-stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete our Initial Business Combination with an early-stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel as well as risks related to any financial projections we may provide to the public, any changes in these projections or the failure to meet such projections. Although our directors and officers will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm regarding fairness. Consequently, our stockholders may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our Initial Business Combination with an affiliated entity, we are not required to obtain an opinion that the price we are paying is fair to our Company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our Initial Business Combination.

We may engage one or more of the underwriters of our Initial Public Offering or one of their respective affiliates to provide additional services, which may include acting as financial advisor in connection with an Initial Business Combination or as placement agent in connection with a related financing transaction. Such underwriters are entitled to receive deferred commissions that will be released from the Trust Account only upon completion of an Initial Business Combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us, including, for example, in connection with the sourcing and consummation of an Initial Business Combination.

We may engage one or more of the underwriters of our Initial Public Offering or one of their respective affiliates to provide additional services, including, for example, identifying potential business combination targets, providing financial advisory services, acting as a placement agent in a private equity offering or arranging debt financing. We may pay such underwriter or its affiliate fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. The underwriters of our Initial Public Offering are also entitled to receive deferred commissions that are conditioned on the completion of an Initial Business Combination. The fact that the underwriters’ or their respective affiliates’ financial interests are tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an Initial Business Combination

We may issue additional shares of Class A common stock or preferred shares to complete our Initial Business Combination or under an employee incentive plan after completion of our Initial Business Combination. We may also issue shares of Class A common stock upon the conversion of the Class B common stock at a ratio greater than one-to-one at the time of our Initial Business Combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 240,000,000 shares of Class A common stock, par value $0.0001 per share, 60,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of undesignated preferred stock, par value $0.0001 per share. Immediately after our Initial Public Offering, there were 215,850,000 and 52,755,000 authorized but unissued shares of Class A and

Class B common stock, respectively, available for issuance, which amount does not take into account shares reserved for issuance upon exercise of outstanding Warrants but not upon conversion of the Class B common stock. At the time of our Initial Business Combination, shares of our Class B common stock will automatically convert into shares of our Class A common stock, initially set at a one-for-one ratio but subject to adjustment as set forth herein. As of December 31, 2021 and immediately after our Initial Public Offering, there were no preferred shares issued and outstanding.

We may issue a substantial number of additional shares of Class A common stock, and may issue shares of preferred stock, in order to complete our Initial Business Combination or under an employee incentive plan after completion of our Initial Business Combination. We may also issue shares of Class A common stock to redeem the Warrants or upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our Initial Business Combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation provides, among other things, that prior to our Initial Business Combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (1) receive funds from the Trust Account or (2) vote pursuant to our amended and restated certificate of incorporation on any Initial Business Combination or any amendments to our amended and restated certificate of incorporation. The issuance of additional shares of common or preferred stock:

•	may significantly dilute the equity interest of investors in our securities, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of shares of Class A common stock on a greater than one-to-one basis upon conversion of the Class B common stock;

•	may subordinate the rights of holders of common stock if shares of preferred stock are issued with rights senior to those afforded our common stock;

•	could cause a change of control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present directors and officers;

•	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us;

•	may adversely affect prevailing market prices for our securities; and

•	may not result in adjustment to the exercise price of our Warrants.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific Initial Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our Initial Business Combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our Initial Business Combination within the required time period, our public stockholders may receive only approximately $10.20 per public share (subject to increase for any additional amounts deposited into the Trust Account in respect of any Funded Extension Period), or less in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, directors, officers or special advisor which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, directors, officers and special advisor with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, directors, officers and special advisor. Certain of our directors and officers also serve as officers and board members for other entities, including but not limited to those described under Part III, Item 10, “Directors and Executive Officers of the Registrant” in this Annual Report. Such entities may compete with us for business combination opportunities. Our Sponsor, directors and officers are not currently aware of any specific opportunities for us to complete our Initial Business Combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a business combination and such transaction was approved by a majority of our independent and disinterested directors.

Since our initial stockholders will lose their entire investment in us if our Initial Business Combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our Initial Business Combination.

On March 16, 2021, our Sponsor paid $25,000, or approximately $0.003 per share, to cover certain of our offering costs in consideration of 8,625,000 Founder Shares, par value $0.0001 per share, and an aggregate of 142,500 of such shares were subsequently transferred to our independent directors, executive officers and special advisor and other third parties. On November 30, 2021, our Sponsor voluntarily forfeited certain Founder Shares such that our initial stockholders, consisting of our Sponsor, independent directors, certain advisors and an additional party collectively held 6,900,000 Founder Shares. On January 19, 2022, we effectuated a 1.05-for-1 stock split such that our initial stockholders, consisting of our Sponsor, independent directors, certain advisors and an additional party collectively held 7,245,000 Founder Shares following such stock split. Following our Initial Public Offering, our initial stockholders collectively owned approximately 23% of our issued and outstanding shares of common stock. The Founder Shares will be worthless if we do not complete an Initial Business Combination.

In addition, our Sponsor has purchased an aggregate of 10,860,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant (for an aggregate of $10,860,000), and the underwriters have purchased an aggregate of 1,050,000 Private Placement Warrants, also at a price of $1.00 per Private Placement Warrant (for an aggregate of $1,050,000), in each case pursuant to a written agreement in a private placement that closed simultaneously with the closing of our Initial Public Offering, and such Private Placement Warrants will also be worthless if we do not complete a business combination. Each Private Placement Warrant may be exercised for one share of our Class A common stock at a price of $11.50 per share, subject to adjustment.

The personal and financial interests of our Sponsor, directors, officers and special advisor may influence their motivation in identifying and selecting a target business combination, completing an Initial Business Combination and influencing the operation of the business following the Initial Business Combination. This risk may become more acute as the deadline for completing our Initial Business Combination nears.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we had no commitments as of December 31, 2021 to issue any notes or other debt securities, or to otherwise incur outstanding debt following our Initial Public Offering, we may choose to incur substantial debt to complete our Initial Business Combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an Initial Business Combination are insufficient to repay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•	our inability to pay dividends on our common stock;

•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may be able to complete only one business combination with the proceeds of our Initial Public Offering and the sale of the Private Placement Warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from our Initial Public Offering and the sale of the Private Placement Warrants provided us with $247,830,000 that we may use for working capital and to complete our Initial Business Combination (which includes $9,660,000 of deferred underwriting commissions being held in the Trust Account, and excludes expenses of our Initial Public Offering).

We may effectuate our Initial Business Combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our Initial Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our Initial Business Combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our Initial Business Combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our Initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our Initial Business Combination. With multiple target businesses, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our Initial Business Combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our Initial Business Combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential Initial Business Combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our Initial Business Combination. As a result, we may be able to complete our Initial Business Combination even if a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our Initial Business Combination and do not conduct redemptions in connection with our Initial Business Combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, directors, officers, special advisor or any of their respective affiliates. In the event the aggregate cash consideration we would be required to pay for all public shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination (including, potentially, with the same target).

In order to effectuate an Initial Business Combination, blank check companies have, in the past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. We cannot assure our stockholders that we will not seek to amend our amended and restated certificate of incorporation or governing instruments, including our warrant agreement, in a manner that will make it easier for us to complete our Initial Business Combination that some of our stockholders or Warrant holders may not support.

In order to effectuate an Initial Business Combination, blank check companies have, in the past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an Initial Business Combination and, with respect to their Warrants, amended their warrant agreements to require the Warrants to be exchanged for cash and/or other securities. We cannot assure our stockholders that we will not seek to amend our charter or governing instruments or extend the time to consummate an Initial Business Combination in order to effectuate our Initial Business Combination. To the extent any such amendment would be deemed to fundamentally change the nature of any of our registered securities, we would register, or seek an exemption from registration for, the affected securities.

Certain provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of at least 65% of our outstanding common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an Initial Business Combination that some of our stockholders may not support.

Our amended and restated certificate of incorporation provides that any of its provisions (other than amendments relating to the election or removal of directors prior to our Initial Business Combination, which require the approval by holders of a majority of at least 90% of the issued and outstanding shares of our common stock voting at a stockholder meeting) related to pre-business combination activity (including the requirement to deposit proceeds of our Initial Public Offering and the sale of the Private Placement Warrants into the Trust Account and not release such amounts except in specified circumstances and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of at least 65% of our issued and outstanding common stock, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of at least 65% of our issued and outstanding common stock. Unless specified in our amended and restated certificate of incorporation or amended and restated bylaws, or as required by applicable law or stock exchange rules, the affirmative vote of a majority of the issued and outstanding shares of our common stock that are voted is required to approve any such matter voted on by our stockholders, and, prior to our Initial

Business Combination, the affirmative vote of holders of a majority of the issued and outstanding shares of our Class B common stock is required to approve the election or removal of directors. We may not issue additional securities that can vote pursuant to our amended and restated certificate of incorporation on any Initial Business Combination or any amendments to our amended and restated certificate of incorporation. Our initial stockholders, who beneficially owned 23% of our common stock upon the closing of our Initial Public Offering, may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which will govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our Initial Business Combination with which our public stockholders do not agree.

Our Sponsor, officers, directors and special advisor have agreed, pursuant to a written agreement, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our Initial Business Combination or to redeem 100% of our public shares if we do not complete our Initial Business Combination within 15 months from the closing of our Initial Public Offering (i.e., by April 24, 2023) (or up to 21 months from the closing of our Initial Public Offering (i.e., by October 24, 2023) if we extend the time to complete a business combination pursuant to a Funded Extension Period) or (B) with respect to any other provision relating to stockholders’ rights or pre-Initial Business Combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any (which interest shall be net of taxes payable thereon), divided by the number of then issued and outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our Sponsor, directors, officers and special advisor. Our public stockholders are not parties to, or third-party beneficiaries of, this agreement and, as a result, will not have the ability to pursue remedies against our Sponsor, directors, officers or special advisor for any breach of these agreements. As a result, in the event of a breach, our public stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our Initial Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants will be sufficient to allow us to complete our Initial Business Combination, because we have not yet selected any target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants prove to be insufficient, either because of the size of our Initial Business Combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from stockholders who elect redemption in connection with our Initial Business Combination or the terms of negotiated transactions to purchase shares in connection with our Initial Business Combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure our stockholders that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our Initial Business Combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate.

In addition, even if we do not need additional financing to complete our Initial Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our directors, officers, our special advisor or stockholders is required to provide any financing to us in connection with or after our Initial Business Combination. If we have not completed our Initial Business Combination within the required time period, our public stockholders may receive only approximately $10.20 per share (subject to increase for any additional amounts deposited into the Trust Account in respect of any Funded Extension Period), or less in certain circumstances, on the liquidation of our Trust Account, and our Warrants will expire worthless.

Our initial stockholders will control the election of our board of directors until consummation of our Initial Business Combination and will hold a substantial interest in us. As a result, they will elect all of our directors prior to our Initial Business Combination and may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that our public stockholders do not support.

Following the completion of our Initial Public Offering, our initial stockholders owned approximately 23% of our issued and outstanding shares of common stock. This is different from most other special purpose acquisition companies similar to ours where the Founder Shares represent approximately 20% of all the issued and outstanding shares after the initial public offering. In addition, prior to our Initial Business Combination, holders of the Class B common stock have the right to elect all of our directors and may remove members of the board of directors for any reason. Holders of our public shares have no right to vote on the election of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended by holders of a majority of at least 90% of the issued and outstanding shares of our common stock voting at a stockholder meeting. As a result, our public stockholders will not have any influence over the election of directors prior to our Initial Business Combination.

As a result of their substantial ownership in our company, our initial stockholders may exert a substantial influence on other actions requiring a stockholder vote, potentially in a manner that our public stockholders do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any additional shares of Class A common stock following our Initial Public Offering, this would increase their influence over these actions. In addition, our board of directors, whose members were elected by our initial stockholders, are divided into three classes, each of which generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. In addition, prior to the completion of an Initial Business Combination, holders of a majority of our Founder Shares may remove a member of the board of directors for any reason. Accordingly, our initial stockholders will exert significant influence over actions requiring a stockholder vote at least until the completion of our Initial Business Combination.

A provision of our warrant agreement may make it more difficult for us to consummate an Initial Business Combination.

Unlike some blank check companies, if

(i)	we issue additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of our Initial Business Combination at a Newly Issued Price of less than $9.20 per share of Class A common stock;

(ii)	the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our Initial Business Combination on the date of the completion of our Initial Business Combination (net of redemptions); and

(iii)	the Market Value is below $9.20 per share,

then the exercise price of the Warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 and $10.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 180% and 100%, respectively, of the higher of the Market Value and the Newly Issued Price. See Exhibit 4.4 "Description of Securities" incorporated by reference in this Annual Report for further information. This may make it more difficult for us to consummate an Initial Business Combination with a target business.

Our Warrants are accounted for as a warrant liability and were recorded at fair value upon issuance, with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our Class A common stock or may make it more difficult for us to consummate an Initial Business Combination.

We account for our Warrants as a warrant liability which we recorded at fair value upon their issuance, with any changes in fair value each period reported in earnings as determined by us based upon a valuation report obtained from our independent third party valuation firm. As such, when our stock price increases, the fair value of the warrant liability would increase, and we would be required to recognize an expense associated with this change in fair value. Similarly, when our stock price decreases, the fair value of the warrant liability would decrease, and we would be required to recognize a gain associated with this change in fair value. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A common stock. In addition, potential business combination targets may seek a special purpose acquisition company that does not have Warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an Initial Business Combination with a target business.

Our Warrants and Founder Shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our Initial Business Combination.

We currently have outstanding a total of 12,075,000 Public Warrants and 11,910,000 Private Placement Warrants, each exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. Our initial stockholders currently hold 7,245,000 shares of Class B common stock. At the time of our Initial Business Combination, shares of our Class B common stock will automatically convert into shares of Class A common stock, initially set at a one-for-one ratio but subject to adjustment for each as set forth herein. In addition, if our Sponsor, an affiliate of our Sponsor or certain of our directors and officers make any working capital loans, up to $1,500,000 of such loans may be converted into Warrants, at the price of $1.00 per Warrant at the option of the lender. Such Warrants would be identical to the Private Placement Warrants. To the extent we issue shares of Class A common stock to effectuate a business combination, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these Warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of Class A common stock and reduce the value of the Class A common stock issued to complete the business combination. Therefore, our Warrants and Founder Shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

Compliance obligations under the Sarbanes-Oxley Act of 2022 (the "Sarbanes-Oxley Act") may make it more difficult for us to effectuate our Initial Business Combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our Initial Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

If our management team pursues a company with operations or opportunities outside of the United States for our Initial Business Combination, we may face additional burdens in connection with investigating, agreeing to and completing such combination, and if we effect such Initial Business Combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If our management team pursues a company with operations or opportunities outside of the United States for our Initial Business Combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our Initial Business Combination, conducting due diligence in a foreign market, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates. The fact that we are currently incorporated as a Delaware corporation could make us a less attractive acquisition vehicle to a target business outside the United States as compared to an acquisition vehicle incorporated outside the United States.

If we effect our Initial Business Combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	higher costs and difficulties inherent in managing cross-border business operations and complying with commercial and legal requirements of overseas markets;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles;

•	changes in local regulations as part of a response to the COVID-19 outbreak or in response to other global events such as the current hostilities in Ukraine;

•	tax consequences, such as tax law changes, including termination or reduction of tax and other incentives that the applicable government provides to domestic companies, and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls, including devaluations and other exchange rate movements;

•	rates of inflation, price instability and interest rate fluctuations;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	protection of intellectual property rights;

•	applicable privacy laws and regulations;

•	employment regulations;

•	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters, wars or in response to other global events such as the current hostilities in Ukraine;

•	deterioration of political relations with the United States;

•	obligatory military service by personnel; and

•	government appropriation of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such combination or, if we complete such combination, our operations might suffer, either of which may adversely impact our results of operations and financial condition.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous Initial Business Combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“U.S. GAAP”), or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”), depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our Initial Business Combination within the prescribed time frame.

We may reincorporate in another jurisdiction in connection with our Initial Business Combination and such reincorporation may result in taxes imposed on stockholders.

We may effect a business combination with a target company in another jurisdiction, reincorporate in the jurisdiction in which the target company or business is located, or reincorporate in another jurisdiction. Such transactions may result in tax liability for a stockholder in the jurisdiction in which the stockholder is a tax resident (or in which its members are resident if it is a tax transparent entity), in which the target company is located, or in which we reincorporate. We do not intend to make any cash distributions to stockholders to pay such taxes. Stockholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

Risks Relating to the Post-Business Combination Company

Subsequent to our completion of our Initial Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause stockholders to lose some or all of their investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure our stockholders that this diligence will identify all material issues that may be present with a particular target business that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write down or write off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholder or Warrant holder who chooses to remain a stockholder or Warrant holder, respectively, following our Initial Business Combination could suffer a reduction in the value of their securities. Such stockholders and Warrant holders are unlikely to have a remedy for such reduction in value.

We may have limited ability to assess the management of a prospective target business and, as a result, may complete our Initial Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of completing our Initial Business Combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we expected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholder or Warrant holder who chooses to remain a stockholder or Warrant holder, respectively, following our Initial Business Combination could suffer a reduction in the value of their securities. Such stockholders and Warrant holders are unlikely to have a remedy for such reduction in value.

The directors and officers of an acquisition candidate may resign upon completion of our Initial Business Combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our Initial Business Combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our Initial Business Combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our management may not be able to maintain control of a target business after our Initial Business Combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our Initial Business Combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will complete such business combination only if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to our Initial Business Combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in our Initial Business Combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all of the issued and outstanding capital stock, shares or other equity securities of a target or issue a substantial number of new shares to third-parties in connection with financing our Initial Business Combination. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our issued and outstanding common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

If our management following our Initial Business Combination is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues. We will also incur costs and demands upon management as a result of complying with the laws and regulations affecting public companies.

Following our Initial Business Combination, any or all of our management could resign from their positions as officers of the Company, and the management of the target business at the time of the business combination could remain in place. Management of the target business may not be familiar with U.S. securities laws including the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and stock exchange rules. The requirements of these rules and regulations will increase legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on the Company’s systems and resources. The management team may not successfully or efficiently manage the transition to operating a public company that is subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. If new management is unfamiliar with the requirements of operating a public company regulated by the SEC, they may have to expend time and resources becoming familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

After our Initial Business Combination, our results of operations and prospects could be subject, to a significant extent, to the economic, political, social and government policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our Initial Business Combination and if we effect our Initial Business Combination, the ability of that target business to become or remain profitable.

Risks Relating to Our Management Team

We are dependent upon our directors and officers and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals. We believe that our success depends on the continued service of our directors and officers, at least until we have completed our Initial Business Combination. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our ability to successfully effect our Initial Business Combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our Initial Business Combination. The loss of our or a target’s key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our Initial Business Combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our Initial Business Combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our Initial Business Combination, we cannot assure our stockholders that our assessment of these individuals will prove to be correct.

These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the directors and officers of an acquisition candidate may resign upon completion of our Initial Business Combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our Initial Business Combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our Initial Business Combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our Initial Business Combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our Initial Business Combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination agreement and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. The determination as to whether any of our key personnel will remain with us will be made at the time of our Initial Business Combination.

Our directors and officers will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our Initial Business Combination.

Our directors and officers are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other responsibilities. We do not intend to have any full-time employees prior to the completion of our business combination. Each of our directors and officers is engaged in several other business endeavors for which he or she may be entitled to substantial compensation and our directors and officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and/or board members for other entities. If our directors’ and officers’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our Initial Business Combination. See Part III, Item 10, “Directors and Executive Officers of the Registrant” in this Annual Report for a discussion of our officers’ and directors’ other business affairs.

Each of our directors, officers and special advisor are now, and may in the future may become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our Initial Business Combination, we intend to engage in the business of identifying and combining with one or more businesses. Our Sponsor and directors, officers and special advisor are, or may in the future become, affiliated with entities that are engaged in a similar business. Our Sponsor and directors and officers are also not prohibited from sponsoring, or otherwise becoming involved with, any other blank check companies prior to us completing our Initial Business Combination. As a result, our Sponsor, officers, directors and special advisor could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved. However, we do not believe that any potential conflicts would materially affect our ability to complete our Initial Business Combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one reasonable for us to pursue. In addition, the fiduciary duties and contractual obligations of our officers and directors to other entities, including confidentiality obligations that may restrict their ability to share with us or utilize on our behalf information they learn that could be beneficial to us, may otherwise adversely affect our ability to identify or pursue certain business combination opportunities. Our special advisor will have no fiduciary obligation to present business opportunities to us.

Our Chairman is currently a party to an agreement with TriMark USA that contains a non-compete provision that prohibits him from consummating a transaction with a target company that engages in the business of distribution and sale of restaurant equipment and supplies at the distribution level, including as an equityholder of an entity engaged in such a business. In addition, our Chairman has fiduciary and other duties to TriMark USA as a result of serving as its chairman. Our Chairman will honor such fiduciary and other duties (and the other members of our management team will honor any fiduciary or other duties applicable to them). As a result of the foregoing, we currently do not intend to consummate a business combination with a target engaged in the industry sector covered by our Chairman’s non-compete. However, we do not believe that the foregoing will materially affect our ability to complete our Initial Business Combination.

Our directors, officers, special advisor, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, special advisor, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our Sponsor, our directors or officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

Members of our management team and board of directors have significant experience as founders, board members, officers, executives or employees of other companies. Certain of those persons have been, may be, or may become, involved in litigation, investigations or other proceedings, including related to those companies or otherwise. The defense or prosecution of these matters could be time-consuming and could divert our management’s attention, and may have an adverse effect on us, which may impede our ability to consummate an Initial Business Combination.

During the course of their careers, members of our management team and board of directors have had significant experience as founders, board members, officers, executives or employees of other companies. As a result of their involvement and positions in these companies, certain of those persons have been, may be or may in the future become involved in litigation, investigations or other proceedings, including relating to the business affairs of such companies, transactions entered into by such companies, or otherwise. Individual members of our management team and board of directors also may become involved in litigation, investigations or other proceedings involving claims or allegations related to or as a result of their previous personal conduct, either in their capacity as a corporate officer or director or otherwise, and may be personally named in such actions and potentially subject to personal liability as a result of their previous individual conduct or otherwise. Any such liability may or may not be covered by insurance and/or indemnification, depending on the facts and circumstances. The defense or prosecution of these matters could be time-consuming. Any litigation, investigations or other proceedings and the potential outcomes of such actions may divert the attention and resources of our management team and board of directors away from identifying and selecting a target business or businesses for our Initial Business Combination and may negatively affect our reputation, which may impede our ability to complete an Initial Business Combination.

Risks Relating to our Securities

Our public stockholders do not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate their investment, therefore, public stockholders may be forced to sell their public shares and/or Warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (1) our completion of an Initial Business Combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any public shares properly submitted for redemption in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our Initial Business Combination or to redeem 100% of our public shares if we do not complete our Initial Business Combination within 15 months from the closing of our Initial Public Offering (i.e., by April 24, 2023) (or up to 21 months from the closing of our Initial Public Offering (i.e., by October 24, 2023) if we extend the time to complete a business combination pursuant to a Funded Extension Period) or (B) with respect to any other provision relating to stockholders’ rights or pre-Initial Business Combination activity; and (3) the redemption of our public shares if we have not completed an Initial Business Combination within 15 months from the closing of our Initial Public Offering (i.e., by April 24, 2023) (or up to 21 months from the closing of our Initial Public Offering (i.e., by October 24, 2023) if we extend the time to complete a business combination pursuant to a Funded Extension Period), subject to applicable law and as further described herein. In no other circumstances will a stockholder have any right or interest of any kind to or in the Trust Account. Holders of Warrants will not have any right to the proceeds held in the Trust Account with respect to the Warrants. Accordingly, to liquidate an investment, public stockholders may be forced to sell their public shares and/or Warrants, potentially at a loss.

NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

On March 10, 2022, we announced that the holders of our Units may elect to separately trade the shares of Class A common stock and Warrants included in the Units commencing on or about March 11, 2022 on the NYSE. Any Units not separated will continue to trade on the NYSE under the symbol “BYN.U,” and the Class A common stock and Warrants will separately trade on NYSE under the symbols “BYN” and “BYN.WS,” respectively. Although we currently are in compliance with applicable NYSE listing standards, we cannot assure our stockholders that our securities will continue to be listed on the NYSE in the future or prior to our Initial Business Combination. In order to continue listing our securities on the NYSE prior to our Initial Business Combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum market capitalization (generally $50,000,000) and a minimum number of holders of our securities (generally 300 public holders).

Additionally, our Units will not be traded after completion of our Initial Business Combination and, in connection with our Initial Business Combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our share price would generally be required to be at least $4.00 per share, our total market capitalization would be required to be at least $200.0 million, the aggregate market value of publicly held shares would be required to be at least $100.0 million and we would be required to have at least 400 round lot stockholders. We cannot assure our stockholders that we will be able to meet those listing requirements at that time.

If NYSE delists any of our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•	a determination that our Class A common stock are a “penny stock” which would require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Units,

Class A common stock and Warrants are each listed on NYSE, our Units, Class A common stock and Warrants qualify as covered securities under such statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on NYSE, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities.

We are not registering the shares of Class A common stock issuable upon exercise of the Warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise Warrants, thus precluding such investor from being able to exercise its Warrants except on a cashless basis, and such Warrants could expire worthless.

We are not registering the shares of Class A common stock issuable upon exercise of the Warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 20 business days after the closing of our Initial Business Combination, we will use our commercially reasonable efforts to file with the SEC a registration statement covering the issuance of such shares, and we will use our commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of our Initial Business Combination and to maintain the effectiveness of such registration statement and a current prospectus relating to those shares of Class A common stock until the Warrants expire or are redeemed. We cannot assure our stockholders that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the applicable registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the Warrants are not registered under the Securities Act in accordance with the above requirements, we will be required to permit holders to exercise their Warrants on a cashless basis, in which case, the number of shares of Class A common stock that a Warrant holder will receive upon cashless exercise will be based on a formula subject to a maximum amount of shares equal to 0.361 shares of Class A common stock per Warrant (subject to adjustment). However, no Warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their Warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our shares of Class A common stock are at the time of any exercise of a Warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of Public Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to cashless settle any Warrant, or issue securities or other compensation in exchange for the Warrants, in the event that we are unable to register or qualify the shares underlying the Warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the Warrants is not so registered or qualified or exempt from registration or qualification, the holder of such Warrant shall not be entitled to exercise such Warrant and such Warrant may have no value and expire worthless. In such event, holders who acquired their Warrants as part of a purchase of Units in our Initial Public Offering will have paid the full unit purchase price solely for the shares of Class A common stock included in the Units. There may be a circumstance where an exemption from registration exists for holders of our Private Placement Warrants to exercise their Warrants while a corresponding exemption does not exist for holders of the Public Warrants included as part of Units sold in our Initial Public Offering. In such an instance, our Sponsor and its permitted transferees (which may include the underwriters of our Initial Public Offering and our directors, officers, advisors or related parties) would be able to exercise their Warrants and sell the shares of Class A common stock underlying their Warrants while holders of our Public Warrants would not be able to exercise their Warrants and sell the underlying shares of Class A common stock. If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of Class A common stock for sale under all applicable state securities laws. As a result, we may redeem the Warrants as set forth above even if the holders are otherwise unable to exercise their Warrants.

Our management team and our Sponsor may make a profit on any Initial Business Combination, even if any public stockholders who did not redeem their shares would experience a loss on that business combination. As a result, the economic interests of our management team and our Sponsor may not fully align with the economic interests of public stockholders.

Like most SPACs, our structure may not fully align the economic interests of our Sponsor and those persons, including our officers and directors, who have interests in our Sponsor with the economic interests of our public stockholders. Upon the closing of our Initial Public Offering, our Sponsor and the underwriters had invested in us an aggregate of $11,935,000, comprised of the $25,000 purchase price for the Founder Shares and the $11,910,000 purchase price for the Private Placement Warrants. Assuming a trading price of $10.00 per share upon consummation of our Initial Business Combination, the 7,245,000 Founder Shares would have an aggregate implied value of $72,450,000. Even if the trading price of our Class A common stock was as low as $1.69 per share, and the Private Placement Warrants were worthless, the value of the Founder Shares would be equal to our Sponsor’s initial investment in the Company. As a result, so long as we complete an Initial Business Combination, our Sponsor is likely to be able to recoup its investment in us and make a substantial profit on that investment, even if our public shares lose significant value. Accordingly, our Sponsor and members of our management team who own interests in our Sponsor may have incentives to pursue and consummate an Initial Business Combination quickly, with a risky or not well established target business, and/or on transaction terms favorable to the equityholders of the target business, rather than continue to seek a more favorable business combination transaction that could result in an improved outcome for our public stockholders or liquidate and return all of the cash in the trust to the public stockholders. For the foregoing reasons, you should consider our Sponsor’s and management team's financial incentive to complete an Initial Business Combination when evaluating whether to invest in our securities and/or redeem your shares prior to or in connection with an Initial Business Combination.

We may amend the terms of the Warrants in a manner that may be adverse to holders of Public Warrants with the approval by the holders of at least 65% of the then outstanding Public Warrants. As a result, the exercise price of the Warrants could be increased, the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a Warrant could be decreased, all without the approval of the holders thereof.

Our Warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the Warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the Warrants included in the prospectus relating to our Initial Public Offering and the Warrant Agreement attached as Exhibit 4.5 hereto, or defective provision or (ii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the interest of the registered holders of the Warrants; provided that the approval by the holders of at least 65% of the then outstanding Public Warrants is required to make any change that adversely affects the interests of the registered holders of Public Warrants. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding Public Warrants approve of such amendment and, solely with respect to any amendment to the terms of the Private Placement Warrants or any provision of the warrant agreement with respect to the Private Placement Warrants, 65% of the number of the then outstanding Private Placement Warrants. Although our ability to amend the terms of the Public Warrants with the consent of at least 65% of the then outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Warrants, convert the Warrants into cash, shorten the exercise period or decrease the number of shares of our Class A common stock purchasable upon exercise of a Warrant.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our Warrants, which could limit the ability of Warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Any person or entity purchasing or otherwise acquiring any interest in any of our Warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “NY foreign action”) in the name of any holder of our Warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (a “NY enforcement action”), and (y) having service of process made upon such Warrant holder in any such NY enforcement action by service upon such Warrant holder’s counsel in the NY foreign action as agent for such Warrant holder. Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum.

This choice-of-forum provision may limit a Warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

We may redeem unexpired Warrants prior to their exercise at a time that is disadvantageous or undesirable to Warrant holders, thereby making the Warrants worthless.

We have the ability to redeem the outstanding Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per Warrant if, among other things, the closing price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a Warrant) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met. If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the Warrants as set forth above even if the holders are otherwise unable to exercise the Warrants. Redemption of the outstanding Warrants as described above could force our Warrant holders to: (1) exercise their Warrants and pay the exercise price therefor at a time when it may be disadvantageous or undesirable to do so; (2) sell their Warrants at the then-current market price when a Warrant holder might otherwise wish to hold their Warrants; or (3) accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, we expect would be substantially less than the market value of the Warrants. If, following our exercise of our redemption rights, a Warrant holder fails to comply with the procedures for exercising its Warrants, such Warrant holder would be required to accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, we expect would be substantially less than the market value of the Warrants. None of the Private Placement Warrants will be redeemable by us (except in certain limited circumstances) so long as they are held by our Sponsor, the underwriters or their permitted transferees. See "Description of Securities" incorporated by reference to this Annual Report as Exhibit 4.4.

In addition, we have the ability to redeem the outstanding Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per Warrant upon a minimum of 30 days’ prior written notice of redemption provided that the closing price of our shares of Class A common stock equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a Warrant) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met, including that holders will be able to exercise their Warrants prior to redemption for a number of Class A common stock determined based on the redemption date and the fair market value of our Class A common stock. See "Description of Securities" incorporated by reference to this Annual Report as Exhibit 4.4.Any such redemption may have similar consequences to a cash redemption described above. In addition, such redemption may occur at a time when the Warrants are “out-of-the-money,” in which case the Warrant holder would lose the potential embedded value from a subsequent increase in the value of the Class A common stock had the Warrants remained outstanding. The value received upon exercise of the Warrants (1) may be less than the value the holders would have received if they had exercised their Warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the

Warrants, including because the number of shares of Class A common stock received is capped at 0.361 shares of Class A common stock per Warrant (subject to adjustment) irrespective of the remaining life of the Warrants.

Because each unit contains one-half of one redeemable Warrant and only a whole Warrant may be exercised, the Units may be worth less than Units of other blank check companies.

Each unit contains one-half of one redeemable Warrant. Pursuant to the warrant agreement, no fractional Warrants will be issued upon separation of the Units, and only whole Warrants will trade. If, upon exercise of Warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of shares of Class A common stock to be issued to the Warrant holder. This is different from other special purpose acquisition companies similar to ours whose Units include one share of Class A common stock and one whole Warrant to purchase one share. We have established the components of the Units in this way in order to reduce the dilutive effect of the Warrants upon completion of a business combination since the Warrants will be exercisable in the aggregate for a half of the number of shares compared to Units that each contain a whole Warrant to purchase one whole share, thus making us, we believe, a more attractive business combination partner for target businesses. Nevertheless, this unit structure may cause our Units to be worth less than if they included a Warrant to purchase one whole share.

Provisions in our amended and restated certificate of incorporation may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred stock, and the fact that prior to the completion of our Initial Business Combination only holders of our shares of Class B common stock, which are held by our initial stockholders, are entitled to vote on the election of directors, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

General Risk Factors

We are a newly incorporated company with no operating history and no revenues, and investors in our securities have no basis on which to evaluate our ability to achieve our business objective.

We are a newly incorporated company with no operating results, and we will not commence operations until completing an Initial Business Combination. Because we lack an operating history, investors in our securities have no basis upon which to evaluate our ability to achieve our business objective of completing our Initial Business Combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our Initial Business Combination. If we fail to complete our Initial Business Combination, we will never generate any operating revenues.

Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us.

Information regarding performance is presented for informational purposes only. Any past experience or performance of our management team and their respective affiliates is not a guarantee of either: (1) our ability to successfully identify and execute a transaction or (2) success with respect to any business combination that we may consummate. Investors in our securities should not rely on the historical record of the performance of our management team or their respective affiliates as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward. Our management has no experience in operating special purpose acquisition companies.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and we take and may continue to take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, which could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2021 (the "JOBS Act"), and we take and may continue to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates equals or exceeds $700 million as of the end of any second quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter and our annual revenues equaled or exceeded $100 million during such completed fiscal year, or (2) the market value of our common stock held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Since only holders of our Class B common stock have the right to vote on the election of directors, the NYSE considers us to be a “controlled company” within the meaning of the NYSE rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

Prior to consummation of our Initial Business Combination, only holders of our Class B common stock have the right to vote on the election of directors. As a result, the NYSE considers us to be a “controlled company” within the meaning of the NYSE corporate governance standards. Under the NYSE corporate governance standards, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

•	we have a board that includes a majority of “independent directors,” as defined under the rules of the NYSE;

•	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We do not currently intend to utilize these exemptions and intend to comply with the corporate governance requirements of the NYSE, subject to applicable phase-in rules applicable to non-controlled companies. However, if we determine in the future to utilize some or all of these exemptions, our public stockholders not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with our company or our company’s directors, officers or other employees.

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for any (1) derivative action or proceeding brought on behalf of our Company, (2) action asserting a claim of breach of a fiduciary duty owed by any director, officer, employee or agent of our Company to our Company or our stockholders, or any claim for aiding and abetting any such alleged breach, (3) action asserting a claim against our Company or any of our directors, officers or employees arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or our amended and restated bylaws, or (4) action asserting a claim against us or any director, officer or employee of our company governed by the internal affairs doctrine, except for, as to each of (1) through (4) above, any claim (a) as to which the Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (b) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery or (c) for which the Court of Chancery does not have subject matter jurisdiction. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, a court may determine that this provision is unenforceable, and to the extent it is enforceable, the provision may have the effect of discouraging lawsuits against our directors, officers, other employees or stockholders, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. If any action the subject matter of which is within the scope of the forum provisions is filed in a court other than a court located within the State of Delaware (a “foreign action”) in the name of any stockholder, such stockholder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located within the State of Delaware in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such stockholder in any such enforcement action by service upon such stockholder’s counsel in the foreign action as agent for such stockholder.

Notwithstanding the foregoing, our amended and restated certificate of incorporation provides that the exclusive forum provision will not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. In addition, our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act against us or our directors, officers, other employees or agents. Although we believe these provisions benefit us by providing increased consistency in the application of federal securities laws in the types of lawsuits to which it applies, the provisions may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us and may have the effect of discouraging lawsuits against our directors and officers. Any person or entity purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to the forum provisions in our amended and restated certificate of incorporation.

There may be tax consequences to our business combinations that may adversely affect us.

While we expect to undertake any merger or acquisition so as to minimize taxes both to the acquired business and/or asset and us, such business combination might not meet the statutory requirements of a tax-free reorganization, or the parties might not obtain the intended tax-free treatment upon a transfer of shares or assets. A non-qualifying reorganization could result in the imposition of substantial taxes on the acquired business and/or asset and us.

An investment in our securities may result in uncertain or adverse U.S. federal income tax consequences.

An investment in our securities may result in uncertain U.S. federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to the Units we issued in our Initial Public Offering, the allocation an investor makes with respect to the purchase price of a Unit between the share of Class A common stock and the one-half of one redeemable Warrant included in each Unit could be challenged by the IRS or the courts. In addition, if we are determined to be a personal holding company for U.S. federal income tax purposes, our taxable income would be subjected to an additional 20% federal income tax, which would reduce the net after-tax amount of interest income earned on the funds placed in our Trust Account. Furthermore, the U.S. federal income tax consequences of a cashless exercise of Warrants included in our Units and of a redemption of Warrants for Class A common stock are unclear under current law. Finally, it is unclear whether the redemption rights with respect to our shares suspend the running of a U.S. holder’s holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of Class A common stock is long-term capital gain or loss and for determining whether any dividend we pay would be considered “qualified dividends” for federal income tax purposes. Prospective investors are urged to consult their tax advisors with respect to these and other tax consequences when purchasing, holding or disposing of our securities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTY

We currently maintain our principal executive offices at 400 Skokie Blvd, Suite 820, Northbrook, Illinois 60062. The cost for this space is included in the $10,000 per-month fee an affiliate of our Sponsor charges us for office space, operational support and secretarial and administrative services. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Units, common stock and Warrants are listed on the New York Stock Exchange (“NSYE”) under the symbols BYN.U, BYN and BYN.WS, respectively.

Holders

As of March 28, 2022, there was 1 holder of record of our Units, 1 holder of record of our Class A common stock and 4 holders of record of our Warrants.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our Initial Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our Initial Business Combination. The payment of any cash dividends subsequent to our Initial Business Combination will be within the discretion of our board of directors at such time. If we incur any indebtedness in connection with our Initial Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On March 16, 2021, we issued an aggregate of 8,625,000 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.003 per share, to our Sponsor, and an aggregate of 142,500 of such Founder Shares were subsequently transferred to our independent directors, executive officers and special advisor and other third parties. On November 30, 2021, our Sponsor voluntarily forfeited certain Founder Shares such that our initial stockholders, consisting of our Sponsor, independent directors, certain advisors and an additional party collectively held 6,900,000 founder shares. On January 19, 2022, we effectuated a 1.05-for-1 stock split by way of a stock dividend such that our initial stockholders, consisting of our Sponsor, independent directors, certain advisors and an additional party now collectively hold 7,245,000 Founder Shares.

On January 24, 2022, we consummated our Initial Public Offering of 24,150,000 Units, including the issuance of 3,150,000 Units as a result of the underwriters’ exercise of their over-allotment option in full. Each Unit consists of one share of Class A common stock and one-half of one redeemable Warrant, with each whole Warrant entitling the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $241,500,000.

Simultaneously with the Initial Public Offering, we completed the private placement of 11,910,000 Private Placement Warrants to our Sponsor, BTIG and I-Bankers, including 1,260,000 Private Placement Warrants as a result of the underwriters’ exercise of their over-allotment option in full, at a purchase price of $1.00 per Private Placement Warrant, generating total proceeds of $11,910,000. The Private Placement Warrants are identical to the Public Warrants included as part of the Units sold in the Initial Public Offering, except that, so long as they are held by the Sponsor, the underwriters or their permitted transferees: (1) they will not be redeemable by us, except under certain circumstances when the price per share of our Class A common stock equals or exceeds $10.00; (2) they (including the shares of Class A common stock issuable upon exercise of these Warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our Sponsor until 30 days after the completion of our Initial Business Combination; (3) they may be exercised by the holders on a cashless basis; and (4) they (including the shares of Class A common stock issuable upon exercise of these Warrants) are entitled to registration rights.

The closing of the Initial Public Offering and sale of Private Placement Warrants generated total proceeds of $253,410,000. Following the closing of the Initial Public Offering and sale of Private Placement Warrants, a total of $246,330,000, comprised of $237,720,000 of the proceeds from the Initial Public Offering (which amount includes $9,660,000 of the deferred underwriting discount) and $8,610,000 of the proceeds of the sale of the Private Placement Warrants, was placed in the Trust Account. In addition, $1,960,000 of cash was held outside of the Trust Account established in connection with the Initial Public Offering, which is available for the payment of offering costs and for working capital purposes.

As a result of the underwriter’s exercise in full of its over-allotment option, 945,000 of the Founder Shares are no longer subject to forfeiture.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (excluding deferred underwriting commissions) to complete our Initial Business Combination. We may withdraw interest to pay our taxes. We estimate our annual franchise tax obligations, based on the number of shares of our common stock authorized and outstanding after the completion of the Initial Public Offering, to be $200,000, which is the maximum amount of annual franchise taxes payable by us as a Delaware corporation per annum, which we may pay from funds from the Initial Public Offering held outside of the Trust Account or from interest earned on the funds held in the Trust Account and released to us for this purpose. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest earned on the amount in the Trust Account will be sufficient to pay our income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our Initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete the Initial Business Combination.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated as a Delaware corporation on March 10, 2021 and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We intend to effectuate our Initial Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, the proceeds of the sale of our shares in connection with our Initial Business Combination (pursuant to forward purchase agreements or backstop agreements we may enter into or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing or other sources.

As indicated in the accompanying financial statements, at December 31, 2021 we had $54,057 in cash, a working capital deficit of approximately $54,057 and deferred offering costs of $565,563. Further, we expect to continue to incur significant costs in the pursuit of our Initial Business Combination. We cannot assure our stockholders that our plans to complete an Initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 10, 2021 (inception) through December 31, 2021 were organizational activities and those related to our intent to effectuate an Initial Business Combination We do not expect to generate any operating revenues until after completion of our Initial Business Combination. We will generate non-operating income in the form of interest income on the cash and cash equivalents held in the Trust Account. No material adverse change has occurred since the date of our audited financial statements. We expect to continue to incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, an Initial Business Combination.

For the period from March 10, 2021 (inception) through December 31, 2021, we had a net loss of $22,252, which consisted of formation costs, travel costs, and Delaware franchise tax expense.

Liquidity and Capital Resources

As of December 31, 2021, we had cash of $54,057. Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of common stock by the Sponsor and loans from our Sponsor.

On January 24, 2022, we consummated our Initial Public Offering of 24,150,000 Units, including the issuance of 3,150,000 Units as a result of the underwriters’ exercise of their over-allotment option in full. Each Unit sold consisted of one share of Class A common stock and one-half of one redeemable Warrant, with each whole Warrant entitling the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $241,500,000 which is further described in Note 3 of the financial statements accompanying this Annual Report. Simultaneously with the closing of our Initial Public Offering, we completed the private placement of 11,910,000 Private Placement Warrants to the Sponsor, BTIG and I-Bankers, including 1,260,000 Private Placement Warrants as a result of the underwriters’ exercise of their over-allotment option in full, at a purchase price of $1.00 per Private Placement Warrant, generating total proceeds to us of $11,910,000, which is further described in Note 4 of the financial statements accompanying this Annual Report.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Placement Warrants, a total of $246,330,000 was placed in the Trust Account, comprised of $237,720,000 of the proceeds from the Initial Public Offering (which amount includes $9,660,000 of the deferred underwriting discount payable upon consummation of our Initial Business Combination) and $8,610,000 of the proceeds of the sale of the Private Placement Warrants.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable thereon and excluding deferred underwriting commissions) to complete our Initial Business Combination. We may withdraw interest to pay taxes, and we expect the only taxes payable by us out of the funds in the Trust Account will be related to income and franchise taxes, which we expect the interest earned on the amount in the Trust Account will be sufficient to pay. We expect the interest earned on the amount in the Trust Account will be sufficient to pay our taxes. To the extent that shares of our common stock or debt is used, in whole or in part, as consideration to complete our Initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Prior to the completion of our Initial Business Combination and following our Initial Public Offering, we had available to us $1,500,000 of proceeds held outside the Trust Account. We intend to use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure and negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the Trust Account is not sufficient to pay our taxes.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business prior to our Initial Business Combination, other than any funds available from loans from our Sponsor, its affiliates or members of our management team. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an Initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Initial Business Combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended Initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. If we complete our Initial Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. Otherwise, such loans may be repaid only out of funds held outside the Trust Account. In the event that our Initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into Warrants at a price of $1.00 per Warrant at the option of the lender. The Warrants would be identical to the Private Placement Warrants. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our Initial Business Combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

Additionally, we may need to obtain additional financing either to complete our Initial Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Initial Business Combination, in which case we may issue additional securities or incur debt in connection with such business combination. If we have not consummated our Initial Business Combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay an affiliate of our Sponsor a monthly fee of $10,000 for office space, operational support and secretarial and administrative services. See “Certain Relationships and Related Party Transactions.” We began incurring these fees on January 19, 2022 and will continue to incur these fees monthly until the earlier of the completion of the Initial Business Combination and our liquidation.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $9,660,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete an Initial Business Combination and certain other conditions are met.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we currently rely and are in the process of evaluating the benefits of continuing to rely on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to continue to rely on such exemptions we may not be required to, among other things: (1) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act; (2) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (3) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis); and (4) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the principal executive officer’s compensation to median employee compensation. These exemptions apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies and estimates.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. We are currently assessing the impact, if any, that ASU 2020-06 would have on our financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Jerry Hyman	66	Chairman
Keith Jaffee	61	Chief Executive Officer and Director
George Courtot	67	Chief Financial Officer
Bruce Lubin	68	Director Nominee
Otis Carter	44	Director Nominee
Peter Cameron	75	Director Nominee

Jerry Hyman has served as our Chairman since our inception in March 2021. Mr. Hyman is a foodservice industry veteran who serves as Chairman of TriMark USA and previously served as Chief Executive Officer of TriMark USA, from 2003 to January 2020. Mr. Hyman joined the business that became TriMark USA in 1981. In addition, from 2008 until January 2020, Mr. Hyman served as President and member of the board of directors of NexGen Procurement Corp, a unique industry buying group. My Hyman is also a Director of Deiorios Foods. We believe Mr. Hyman’s experience as a foodservice industry executive, including 17 years as Chief Executive Officer of TriMark USA, make him qualified to serve on our board of directors.

Keith Jaffee has served as our Chief Executive Officer and a director since our inception in March 2021. Mr. Jaffee has served as Chairman of Middleton Partners since 2010. From 2001 to 2009 Mr. Jaffee was Chairman and Chief Executive Officer of Focus Products, a collection of brands and businesses in the housewares, foodservice, and hospitality industry. Prior to that, Mr. Jaffee was President of Storage Products Group at Leggett & Platt from 1997 to 2001 and President of the Leggett & Platt Store Fixture Group from 1997 to 2001. Previously, Mr. Jaffee was President of NAFEM (North American Food Equipment Manufacturers). We believe Mr. Jaffee’s experience buying and building companies in the commercial foodservice equipment and consumer products sectors make him qualified to serve on our board of directors.

George Courtot has served as our Chief Financial Officer since March 2021. Mr. Courtot served as Chief Financial Officer of TriMark USA from 1998 to December 2018 and as Business Liaison — Information Technology at TriMark USA from January 2019 to July 2019. Prior to TriMark USA, Mr. Courtot spent 16 years at V.P. Winter Distributing Company where he most recently held the position of Division President.

Our Independent Directors

Bruce Lubin has served as a member of our board of directors since January 2022. From January 2020 through December 2021, Mr. Lubin has served as the Vice Chairman of CIBC Bank USA and prior to that was President, Commercial Banking from September 2017 to January 2020. From 2007 to 2017 he was President of Commercial Banking at Private Bank, which was acquired by CIBC. Prior to that, Mr. Lubin held several leadership roles at LaSalle National Bank, from 1989 to 2007. Mr. Lubin also serves as a board member of the Governing Committee of AJC and board member of the Civic Consulting Alliance. We believe Mr. Lubin’s experience in commercial banking, and track record pursuing both growth and M&A strategies for several banks, make him qualified to serve on our board of directors.

Otis Carter has served as a member of our board of directors since January 2022. Mr. Carter currently serves as General Counsel of Jeeves, a venture capital-backed financial technology company that provides a corporate card and expense management platform for global startups. Prior to that, he served as General Counsel of two private equity-backed companies: CMS/Nextech, the country's largest independent self-performing HVAC-R service provider, and TriMark USA, a provider of food service supplies, restaurant equipment, restaurant supplies and design services. Before joining TriMark USA, Mr. Carter was a private equity attorney with Kirkland & Ellis LLP and Ropes & Gray LLP, representing private equity sponsors, alternative asset managers and their portfolio companies on M&A and financing transactions. We believe Mr. Carter’s experience serving as an executive of businesses in the foodservice industry and as an M&A and financing attorney make him qualified to serve on our board of directors.

Peter Cameron has served as a member of our board of directors since January 2022. Mr. Cameron is the Co-Owner of Farberware Licensing and Chairman and CEO of Acuity Management Inc. Acuity is an investment management company that owns and operates several commercial real estate and manufacturing enterprises. From 2009 to 2016, Mr. Cameron served as the CEO and later as the Co-Chairman of the Board of Directors of the Lenox Corporation, a manufacturer of tableware, giftware and collectible products. From 2005 to 2008, Mr. Cameron served as CEO of Waterford Wedgwood plc, a manufacturer of fine china and crystal products, and from 1997 to 2003 Mr. Cameron was the CEO and president of All Clad Holdings, a manufacturer of cookware products that was acquired by Waterford in 2004. From 1988 to 1995, Mr. Cameron served in various senior level management capacities within Hanson plc, including as chairman of U.S. Industries Housewares Group, and president and CEO of Farberware, Inc. Prior to that, Cameron was CEO and president of Revereware, a leading manufacturer of branded cookware sold to department store and mass merchant channels. Cameron has also held senior management positions at Polaroid Corp., Bowmar Instrumental Corporation, and Starcraft. Mr. Cameron also serves on the boards of Northeastern University, Chapel Hill, The International Housewares Charity Foundation, Acuity Management, Farberware Licensing Co., Hartmann and Lenox Corporation. We believe Mr. Cameron’s experience in the foodservice/consumer industries and as a senior manager makes him qualified to serve on our board of directors.

Special Advisor

Brett Biggs serves as our special advisor. Mr. Biggs is the Chief Financial Officer of Walmart and Head of Walmart Enterprise Solutions, a position he has held since 2016. Prior to his current role, Mr. Biggs served as CFO for other Walmart divisions, including Walmart International, Walmart U.S., and Sam's Club. He also served as Senior Vice President of Operations for Sam's Club, Senior Vice President of Capital Markets, and Senior Vice President International Strategy/M&A. Prior to joining Walmart in 2000, Mr. Biggs worked in M&A at L&P, where he supported the Storage Products and Store Fixture Groups.

Our special advisor assists our management team with sourcing and evaluating business opportunities and devising plans and strategies to optimize any business that we acquire. However, unlike our management team, our special advisor is not responsible for managing our day-to-day affairs and has no authority to engage in substantive discussions with business combination targets on our behalf.

Director Independence

NYSE listing rules require that a majority of our board of directors be independent within one year of our Initial Public Offering. An “independent director” is defined generally as a person that satisfies the applicable objective standards set forth in the listing rules and that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company). Our board has determined that each of Bruce Lubin, Otis Carter and Peter Cameron is an independent director under applicable SEC and NYSE listing rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Audit Committee

Effective January 19, 2022, we established an audit committee of the board of directors. The members of our audit committee are Bruce Lubin, Peter Cameron and Otis Carter. Bruce Lubin serves as chairman of the audit committee. All members of our audit committee are independent of and unaffiliated with our Sponsor.

Each member of the audit committee is financially literate and our board of directors has determined that Bruce Lubin qualifies as and “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

•	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm;
•	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;
•	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
•	reviewing and discussing with the independent registered public accounting firm all relationships the auditors have with us in order to evaluate their continued independence;
•	setting clear hiring policies for employees or former employees of the independent registered public accounting firm;
•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
•	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
•	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;
•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
•	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

Effective January 19, 2022, we established a compensation committee of the board of directors. The members of our compensation committee are Bruce Lubin and Otis Carter. Otis Carter serves as chairman of the compensation committee. We have adopted a compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

•	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
•	reviewing and approving the compensation of all of our other executive officers;
•	reviewing our executive compensation policies and plans;
•	implementing and administering our incentive compensation equity-based remuneration plans;
•	assisting management in complying with our proxy statement and annual report disclosure requirements;
•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The compensation committee charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by NYSE and the SEC.

Nominating and Corporate Governance Committee

Effective January 19, 2022, we established a nominating and corporate governance committee of the board of directors. The members of our nominating and corporate governance committee are Bruce Lubin and Otis Carter. Otis Carter serves as chair of the nominating and corporate governance committee. We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

•	identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board of directors, and recommending to the board of directors candidates for nomination for election at the annual stockholder meeting or to fill vacancies on the board of directors;
•	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines and other corporate governance related policies;
•	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and
•	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The nominating and corporate governance committee charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders. Prior to our Initial Business Combination, our public stockholders will not have the right to recommend director candidates for nomination to our board of directors.

Code of Ethics

Effective January 19, 2022, we adopted a code of ethics and business conduct (our “Code of Ethics”) applicable to our directors, officers and employees. You are able to review this document by accessing our public filings at the SEC’s website at www.sec.gov and on our website at https://www.banyanacquisition.com/corporate-governance/governance-documents. In addition, a copy of our Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K or on our website, if any.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

None of our directors or executive officers has received directly from us any cash compensation for services rendered to us. Until the earlier of consummation of our Initial Business Combination and our liquidation, pursuant to a support services agreement we have entered into with an affiliate of our Sponsor, we pay such affiliate of our Sponsor a total of $10,000 per month for office, support and administrative services. In addition, our Sponsor, directors and officers, or any of their respective affiliates, are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made by us to our Sponsor, directors, officers or our or any of their respective affiliates.

After the completion of our Initial Business Combination, directors or members of our management team who remain with us may be paid consulting, management or other compensation from the combined company. All compensation will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our officers after the completion of our Initial Business Combination will be determined by a compensation committee constituted solely by independent directors.

We are not party to any agreements with our directors and officers that provide for benefits upon termination of employment. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, and we do not believe that the ability of our management to remain with us after the consummation of our Initial Business Combination should be a determining factor in our decision to proceed with any potential business combination.

Since our formation, we have not granted any stock operations or stock appreciation rights or any other awards under long-term incentive plans to any of our executive officers or directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of the Warrants included in the Units offered in the Initial Public Offering or the Private Placement Warrants as the Warrants are not exercisable within 60 days of the date hereof.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership (2)	Approximate Percentage of Outstanding Shares
Banyan Acquisition Sponsor LLC(3)	7,095,375	22.5%
Jerry Hyman(3)	7,095,375	22.5%
Keith Jaffee(3)	7,095,375	22.5%
George Courtot	5,250	*
Bruce Lubin	39,375	*
Otis Carter	26,250	*
Peter Cameron	—	—
All executive officers and directors as a group (seven individuals)	7,166,250(4)	22.8%

(1)	Unless otherwise noted, the business address of each of the following is c/o Banyan Acquisition Corporation, 400 Skokie Blvd, Suite 820, Northbrook, Illinois 60062.

(2)	Interests shown consist solely of Founder Shares, currently classified as shares of Class B common stock. At the time of our Initial Business Combination, shares of our Class B common stock will automatically convert into shares of our Class A common stock, initially set at a one-for-one ratio but subject to adjustment.

(3)	Banyan Acquisition Sponsor LLC, our Sponsor, is the record holder of 7,095,375 shares of Class B common stock, 945,000 of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised. Jerry Hyman and Keith Jaffee are the members of the board of managers of our Sponsor. As a result, Mr. Hyman and Mr. Jaffee may be deemed to share beneficial ownership of the shares held by our Sponsor.
(4)	Does not include 78,750 Founder Shares previously transferred to certain of our advisors and other parties.

*	Less than 1%.

The Founder Shares, Private Placement Warrants and any shares of Class A common stock issued upon conversion or exercise thereof are each subject to transfer restrictions pursuant to lock-up provisions in the letter agreement with us to be entered into by our initial stockholders, directors, officers and special advisor. Those lock-up provisions provide that such securities are not transferable or salable (1) in the case of the Founder Shares, until the earlier of: (A) one year after the completion of our Initial Business Combination; and (B) subsequent to our Initial Business Combination (x) if the last reported sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20-trading days within any 30-trading day period commencing at least 150 days after our Initial Business Combination or (y) the date on which we complete a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of our public stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property, and (2) in the case of the Private Placement Warrants and the respective shares of Class A common stock underlying such Warrants, until 30 days after the completion of our Initial Business Combination. The foregoing restrictions are not applicable to transfers (a) to our directors, officers, advisors or the underwriters, any affiliates or family members of any of our directors, officers, advisors or the underwriters, any members of our Sponsor, or any affiliates of our Sponsor or any employee of such affiliates, (b) in the case of an individual, by gift to a member of the individual’s immediate family, any estate planning vehicle or to a trust, the beneficiary of which is a member of the individual’s immediate family or an affiliate of such person, or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with the consummation of a business combination at prices no greater than the price at which the securities were originally purchased; (f) in the event of our liquidation prior to our completion of our Initial Business Combination; (g) by virtue of the laws of Delaware or our Sponsor’s limited liability company agreement, as amended, upon dissolution of our Sponsor; or (h) in the event of our completion of a liquidation, merger, stock exchange, reorganization or other similar transaction which results in all of our public stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property subsequent to our completion of our Initial Business Combination; provided, however, that in the case of clauses (a) through (e) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions.

Our Sponsor and our directors and officers are deemed to be our “promoters” as such term is defined under the federal securities laws.

Equity Compensation Plans

As of December 31, 2021, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On March 16, 2021, our Sponsor paid $25,000, or approximately $0.003 per share, to cover certain of our offering costs in consideration for 8,625,000 Founder Shares and an aggregate of 142,500 of such shares were subsequently transferred to our independent directors, executive officers and special advisor and other third parties. On November 30, 2021, our Sponsor voluntarily forfeited certain Founder Shares such that our initial stockholders, consisting of our Sponsor, independent directors, certain advisors and an additional party collectively held 6,900,000 Founder Shares. On January 19, 2022, we effectuated a 1.05-for-1 stock split by way of a stock dividend such that our initial stockholders, consisting of our Sponsor, independent directors, certain advisors and an additional party now collectively hold 7,245,000 Founder Shares. Prior to the initial investment in the company of $25,000 by our Sponsor, the company had no assets, tangible or intangible. The purchase price of these Founder Shares was determined by dividing the amount contributed to us by the number of Founder Shares originally issued.

Simultaneously with the Initial Public Offering, we completed the Private Placement of 11,910,000 Private Placement Warrants to our Sponsor, BTIG and I-Bankers, including 1,260,000 Private Placement Warrants as a result of the underwriters’ exercise of their over-allotment option in full, at a purchase price of $1.00 per Private Placement Warrant, for an aggregate of $11,910,000. The Private Placement Warrants are identical to the Public Warrants included as part of the Units sold in the Initial Public Offering, except that, so long as they are held by the Sponsor, the underwriters or their permitted transferees: (1) they will not be redeemable by us, except under certain circumstances when the price per share of our Class A common stock equals or exceeds $10.00; (2) they (including the shares of Class A common stock issuable upon exercise of these Warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our Sponsor until 30 days after the completion of our Initial Business Combination; (3) they may be exercised by the holders on a cashless basis; and (4) they (including the shares of Class A common stock issuable upon exercise of these Warrants) are entitled to registration rights.

We currently utilize office space at 400 Skokie Blvd, Suite 820, Northbrook, Illinois from an affiliate of our Sponsor. We pay an affiliate our Sponsor $10,000 per month for office space, support and administrative services provided to members of our management team. Upon the earlier of consummation of our Initial Business Combination and our liquidation, we will cease paying these monthly fees.

No compensation of any kind, including finder’s and consulting fees, will be paid by the company to our Sponsor, executive officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an Initial Business Combination. However, our Sponsor, directors, officers and special advisor, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, directors, officers, special advisor or our or any of their respective affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Prior to the consummation of our Initial Public Offering, our Sponsor had agreed to loan us up to $300,000 under an unsecured promissory note to be used for a portion of the expenses of our Initial Public Offering. This loan was non-interest bearing, unsecured and was due at the earlier of March 1, 2022 or the closing of our Initial Public Offering. The outstanding loan balance of $290,000 was repaid the day of the closing of our Initial Public Offering out of the offering proceeds held in our operating account. As of December 31, 2021, there were no amounts outstanding under the promissory note with our Sponsor.

In addition, in order to finance transaction costs in connection with an intended Initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. If we complete our Initial Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. Otherwise, such loans may be repaid only out of funds held outside the Trust Account. In the event that our Initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into Warrants at a price of $1.00 per Warrant at the option of the lender. The Warrants would be identical to the Private Placement Warrants issued to our Sponsor and the underwriters. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our Initial Business Combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver of any and all rights to seek access to funds in our Trust Account.

Any of the foregoing payments to our Sponsor, repayments of loans from our Sponsor or repayments of working capital loans prior to our Initial Business Combination will be made using funds held outside the Trust Account.

After our Initial Business Combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our Initial Business Combination, as applicable, as it will be up to the directors of the post-combination business to determine executive officer and director compensation.

Policy for Approval of Related Party Transactions

The audit committee of our board of directors has adopted a charter which sets forth the procedures for its review and approval or ratification of “related party transactions,” which are those transactions required to be disclosed pursuant to Item 404 of Regulation S-K as promulgated by the SEC, to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present is required in order to approve a related party transaction. A majority of the members of the entire audit committee constitutes a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee is required to approve a related party transaction. Our audit committee reviews on a quarterly basis all payments that were made to our Sponsor, directors or officers, or our or any of their respective affiliates.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, and other required filings with the SEC for the period from March 10, 2021 (inception) through December 31, 2021 totaled approximately $102,960. The above amounts include interim procedures and audit fees.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the period from March 10, 2021 (inception) through December 31, 2021.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the period from March 10, 2021 (inception) through December 31, 2021.

All Other Fees. We did not pay Marcum for other services for the period from March 10, 2021 (inception) through December 31, 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES

(a) The following documents are filed as part of this Form 10-K:

(1) Financial Statements:

(2) Financial Statement Schedules:

None.

(b) The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation.*

3.2	Bylaws.**

4.1	Specimen Unit Certificate.**

4.2	Specimen Class A Common Stock Certificate.**

4.3	Specimen Warrant Certificate.**

4.4	Description of Securities.

4.5	Warrant Agreement, dated January 19, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent.*

10.1	Letter Agreement, dated January 19, 2022, by and among the Company, the Sponsor, the Company’s officers and directors, and certain other third parties identified on the signature page thereto.*

10.2	Investment Management Trust Agreement, dated January 19, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as trustee.*

10.3	Registration Rights Agreement, dated January 19, 2022, by and among the Company, the Sponsor, BTIG and certain other security holders named therein.*
10.4	Support Services Agreement, dated January 19, 2022, by and between the Company and the Sponsor.*

10.5	Sponsor Warrants Purchase Agreement, dated January 19, 2022, by and between the Company and the Sponsor.*

10.6	BTIG Warrants Purchase Agreement, dated January 19, 2022, by and between the Company and BTIG.*
10.7	I-Bankers Warrants Purchase Agreement, dated January 19, 2022, by and between the Company and I-Bankers.*
10.8	Securities Subscription Agreement, dated March 16, 2021, between the Registrant and Banyan Acquisition Sponsor LLC**
10.9	Amended and Restated Promissory Note, initially dated March 16, 2021, issued to Banyan Acquisition Sponsor LLC.**
10.10	Form of Indemnity Agreement.**

14	Code of Ethics and Business Conduct.**

31.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 19, 2022

**	Incorporated by reference Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-258599) filed on January 10, 2022.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 2022.

BANYAN ACQUISITION CORP.

By:	/s/ Keith Jaffee
Name:	Keith Jaffee
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Keith Jaffee	Chief Executive Officer and Director	March 31, 2022
Keith Jaffee	(Principal Executive Officer)

/s/ Jerry Hyman	Chairman and Director	March 31, 2022
Jerry Hyman

/s/ George Courtot	Chief Financial Officer	March 31, 2022
George Courtot	(Principal Financial and Accounting Officer)

/s/ Bruce Lubin	Director	March 31, 2022
Bruce Lubin

/s/ Otis Carter	Director	March 31, 2022
Otis Carter

/s/ Peter Cameron	Director	March 31, 2022
Peter Cameron

BANYAN ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Banyan Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Banyan Acquisition Corporation (the “Company”) as of December 31, 2021, the related statements of operations, changes in stockholder’s equity and cash flows for the period from March 10, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from March 10, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Marcum LLP

We have served as the Company’s auditor since 2021.

Boston, Massachusetts
March 31, 2022

BANYAN ACQUISITION CORPORATION

BALANCE SHEET

DECEMBER 31, 2021

December 31, 2021
Assets
Current Assets:
Cash	$54,057
Total Current Assets:	54,057
Deferred offering costs associated with the proposed public offering	615,563
Total Assets	$669,620
Liabilities and Stockholder’s Equity
Current liabilities:
Accrued expenses	$12,890
Accrued offering costs	364,557
Promissory note – related party	289,425
Total Liabilities	666,872
Commitments and Contingencies (Note 8)
Stockholder’s Equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 240,000,000 shares authorized; none issued and outstanding	—
Class B common stock, $0.0001 par value; 60,000,000 shares authorized; 7,245,000 shares issued and outstanding(1)(2)	725
Additional paid-in capital	24,275
Accumulated deficit	(22,252)
Total Stockholder’s Equity	2,748
Total Liabilities and Stockholder’s Equity	$669,620

(1)	Includes up to 945,000 Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 6). The underwriters exercised the over-allotment option in full on January 21, 2022.
(2)	On November 30, 2021, the Company surrendered 1,725,000 shares of Class B common stock as a result of updated terms of the proposed public offering. On January 19, 2022, the Company issued an additional 345,000 shares of Class B common stock pursuant to a stock split for no additional consideration as a result of the upsize to the company’s proposed public offering, resulting in 7,245,000 shares of Class B common stock issued and outstanding. All share amounts and related information have been retroactively restated to reflect the surrender and the stock split (see Note 10).

The accompanying notes are an integral part of the financial statements.

BANYAN ACQUISITION CORPORATION

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM MARCH 10, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

For the Period March 10, 2021 (Inception) Through December 30, 2021

Formation, general and administrative expenses	$22,252
Net loss	$(22,252)
Basic and diluted weighted average shares outstanding(1)	6,300,000
Basic and diluted net loss per Class B common stock	$(0.00)

(1)	Excludes up to 945,000 Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 6). The underwriters exercised the over-allotment option in full on January 21, 2022.
(2)	On November 30, 2021, the Company surrendered 1,725,000 shares of Class B common stock as a result of updated terms of the proposed public offering. On January 19, 2022, the Company issued an additional 345,000 shares of Class B common stock pursuant to a stock split for no additional consideration as a result of the upsize to the company’s proposed public offering, resulting in 7,245,000 shares of Class B common stock issued and outstanding. All share amounts and related information have been retroactively restated to reflect the surrender and the stock split (see Note 10).

The accompanying notes are an integral part of the financial statements.

BANYAN ACQUISITION CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE PERIOD FROM MARCH 10, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Common Stock		Additional		Total
	No. of shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholder’s Equity
Balance – March 10, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor(1)(2)	7,245,000	725	24,275	—	25,000
Net loss	—	—	—	(22,252)	(22,252)
Balance – December 31, 2021	7,245,000	$725	$24,275	$(22,252)	$2,748

(1)	Includes up to 945,000 Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 6). The underwriters exercised the over-allotment option in full on January 21, 2022.
(2)	On November 30, 2021, the Company surrendered 1,725,000 shares of Class B common stock as a result of updated terms of the proposed public offering. On January 19, 2022, the Company issued an additional 345,000 shares of Class B common stock pursuant to a stock split for no additional consideration as a result of the upsize to the company’s proposed public offering, resulting in 7,245,000 shares of Class B common stock issued and outstanding. All share amounts and related information have been retroactively restated to reflect the surrender and the stock split (see Note 10).

The accompanying notes are an integral part of the financial statements.

BANYAN ACQUISITION CORPORATION

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 10, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

For the Period from March 10, 2021 (Inception) through December 31, 2021
Cash flow from operating activities:
Net loss	$(22,252)
Changes in operating assets and liabilities
Deferred offering cost	(615,563)
Accrued offering costs	364,557
Accrued expenses	12,890
Net cash used in operating activities	(260,368)
Cash flows from financing activities:
Proceeds from Promissory note – related party	289,425
Proceeds from issuance of Class B common stock to Sponsor	25,000
Net cash provided by financing activities	314,425
Net Change in Cash	54,057
Cash – Beginning of the period	—
Cash – End of the period	$54,057
Supplemental disclosure of non-cash financing activities:
Deferred offering costs included in accrued offering costs	$364,557

The accompanying notes are an integral part of the financial statements.

BANYAN ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Organization and General

Banyan Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on March 10, 2021. The Company was incorporated for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“Business Combination”).

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from March 10, 2021 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

Financing

The registration statement for the Company’s Initial Public Offering was declared effective on January 19, 2022 (the “Effective Date”). On January 24, 2022, the Company consummated its Initial Public Offering of 24,150,000 Units at $10.00 per Unit, generating gross proceeds of $241,500,000, which is discussed in Note 3. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 11,910,000 Private Placement Warrants (the “Private Warrants”) to Banyan Acquisition Sponsor LLC (the “Sponsor”), BTIG, LLC and I-Bankers Securities, Inc., at an exercise price of $1.00 per Private Placement Warrant, for an aggregate of $11,910,000.

Following the closing of the Initial Public Offering on January 24, 2022, $246,330,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Warrants was placed in a trust account (“Trust Account”), located in the United States which will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation, and (iii) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination within 15 months from January 24, 2022 (or up to 21 months from January 24, 2022 if the Company extends the time to complete a business combination) (the “Combination Period”), the closing of the Initial Public Offering. See Note 10.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

As of December 31, 2021, the Company had $54,057 in operating cash and a working capital deficit of $612,815.

The Company’s liquidity needs up to December 31, 2021 had been satisfied through a payment from the Sponsor of $25,000 for Class B common stock, par value $0.0001 per share (“Class B common stock” and shares thereof,

“founder shares”), the Initial Public Offering and the issuance of the Private Placement Warrants. Additionally, the Company drew on an unsecured promissory note to pay certain offering costs (see Note 5).

The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. Although no formal agreement exists, the Sponsor is committed to extend Working Capital Loans as needed (defined in Note 5 below). The Company cannot assure that its plans to consummate an initial Business Combination will be successful. In addition, management is currently evaluating the impact of the COVID-19 pandemic and its effect on the Company's financial position, results of its operations and/or search for a target company.

Management has addressed the substantial doubt through the consummation of the Company’s Initial Public Offering on January 24, 2022 (see Note 3), which resulted in an operating cash position of $2,006,512 and working capital of $1,576,655. As such the Company believes it has sufficient capital to meet current obligations as they become due within one year of the issuance of these financial statements. Thus, substantial doubt is alleviated.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statement is prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company, which is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Income Taxes

The Company accounts for income taxes in accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes” (“ASC 740”). Under the asset and liability, method as required by this accounting standard, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to the period when assets are realized or liability is settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in the operation of statement in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. There were no unrecognized tax benefits as of December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $54,057 of operating cash and no cash equivalents as of December 31, 2021.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, Derivatives and Hedging. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed Federally insured limits. Exposure to cash and cash equivalents credit risk is reduced by placing such deposits with major financial institutions and monitoring their credit ratings. At January 24, 2022, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Warrant Liability

The Company expects to account for warrants for the Company’s common stock that are not indexed to its own shares as liabilities at fair value on the balance sheet once issued. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense), net on the statement of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the ordinary share warrants. At that time, the portion of the warrant liability related to the ordinary share warrants will be reclassified to additional paid-in capital.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

The Company applies ASC 820, which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

Level 1 — Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Level 2 — Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 — Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

Class A Common Stock Subject to Possible Redemption

The Company will account for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) will be classified as a liability instrument and will be measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) will be classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock includes certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. As of December 31, 2021, there is no Class A common stock subject to possible redemption issued or outstanding.

Net Loss Per Common Stock

Net loss per common stock is computed by dividing net loss applicable to common stockholders by the weighted average number of ordinary shares outstanding during the period, excluding common stock subject to forfeiture, plus, to the extent dilutive, the incremental number of common stock to settle warrants, as calculated using the treasury stock method. Weighted average ordinary shares were reduced for the effect of an aggregate of 945,000 Founder Shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 3). At December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted loss per common stock is the same as basic common stock for the periods presented.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. We are currently assessing the impact, if any, that ASU 2020-06 would have on our financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering on January 24, 2022 the Company sold 24,150,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one warrant (“Public Warrant”). Each whole Public Warrant is anticipated to entitle the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 6).

An aggregate of $10.20 per Unit sold in the Initial Public Offering was held in the Trust Account and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. As of January 24, 2022, $246,330,000 of the proceeds from the Initial Public Offering was held in the Trust Account. In addition, $2,006,512 of cash is not held in the Trust Account and is available for working capital purposes.

Transaction costs of the Initial Public Offering amounted to $15,147,955 consisting of $4,830,000 of underwriting discount, $9,660,000 of deferred underwriting discount and $657,955 of actual offering costs (see Note 10).

NOTE 4 — PRIVATE PLACEMENT

The Company entered into an agreement with the Sponsor and the underwriters pursuant to which the Sponsor and underwriters purchased an aggregate of 11,910,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, generating $11,910,000 in the aggregate in a private placement that occurred simultaneously with the closing of the Initial Public Offering. Each Private Placement Warrant is exercisable to purchase one share of common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 6). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless (see Note 10).

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

In March 2021, the Sponsor purchased 8,625,000 shares of the Company’s Class B common stock (the “Founder Shares”) for an aggregate purchase price of $25,000 and an aggregate of 142,500 of such shares were subsequently transferred to our independent directors, executive officers and special advisor and other third parties. The fair value of the shares transferred is de minimis. On November 30, 2021, the Sponsor surrendered 1,725,000 Founder Shares as a result of changes to the terms of the Initial Public Offering, resulting in the Sponsor owning 6,900,000 Founder Shares. On January 19, 2022, the Company issued an additional 345,000 shares of Class B common stock pursuant to a stock split for no additional consideration as a result of the upsize to the Company’s Initial Public Offering (see Note 6 and Note 9). The number of Founder Shares outstanding collectively represents approximately 23% of the Company’s issued and outstanding shares after the Initial Public Offering.

The Sponsor has agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier of (A) one year after the completion of a Business Combination or (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property.

Promissory Note — Related Party

In March 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and was due upon the consummation of the Initial Public Offering. As of December 31, 2021, the Company had $289,425 outstanding under the Promissory Note. On January 24, 2022 the Company paid $289,425, the full amount outstanding in full under the Promissory Note, to the Sponsor (see Note 10).

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants, at a price of $1.00 per warrant, of the post Business Combination entity. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The warrants would be identical to the Private Placement Warrants. As of December 31, 2021, no Working Capital Loans were outstanding.

Support Services Agreement

Commencing on the listing date, the Company agrees to pay the Sponsor a total of $10,000 per month for office space provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

NOTE 6 — STOCKHOLDER’S DEFICIT

Preferred stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue 240,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of December 31, 2021, there were no shares of Class A common stock issued or outstanding.

Class B common stock — The Company is authorized to issue 60,000,000 shares of Class B common stock with a par value of $0.0001 per share. On November 30, 2021, the Sponsor surrendered 1,725,000 shares of Class B common stock as a result of changes to the terms of the Initial Public Offering. On January 19, 2022, the Company

issued an additional 345,000 shares of Class B common stock pursuant to a stock split for no additional consideration as a result of the upsize to the Company’s Initial Public Offering (see Note 9). Share amounts and related information have been retrospectively restated for the share surrender and stock split. Thus, as of December 31, 2021, the Company presented 7,245,000 shares of Class B common stock issued and outstanding on the Balance Sheet, which collectively represent 23% of the Company’s issued and outstanding common stock after the Initial Public Offering.

With respect to any other matter submitted to a vote of our stockholders, including any vote in connection with our initial business combination, except as required by law, holders of our Founder Shares and holders of our public shares will vote together as a single class, with each share entitling the holder to one vote. However, prior to the consummation of the Business Combination, holders of the Class B common stock will have the right to elect all of the Company’s directors and may remove members of the board of directors for any reason.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of a Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, subject to adjustment for stock splits, stock dividends, rights issuances, consolidations, reorganizations, recapitalizations and the like, in the aggregate, on an as-converted basis, 23% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination and excluding any private placement warrants issued to our Sponsor, its affiliates or any member of our management team upon conversion of working capital loans.

NOTE 7 — WARRANT LIABILITY

The Company will account for the 23,985,000 warrants issued in connection with the Initial Public Offering (the 12,075,000 Public Warrants and the 11,910,000 Private Placement) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company will classify each warrant as a liability at its fair value. This liability will be subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. Accordingly, unless a unit holder purchases at least two Units, they will not be able to receive or trade a whole warrant. The Public Warrants will become exercisable on the later of (a) 12 months from the closing of the Initial Public Offering and (b) 30 days after the completion of a Business Combination.

The Company is not obligated to deliver any shares of Class A common stock pursuant to the exercise of a Public Warrant and has no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act with respect to the shares of Class A common stock underlying the Public Warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No Public Warrant is exercisable, and the Company is not obligated to issue any shares of Class A common stock upon exercise of a Public Warrant unless the share of Class A common stock issuable upon such Public Warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the Public Warrants.

The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of a Business Combination, it will use its commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the public warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of a Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those shares of Class A common stock until the public warrants expire or are redeemed, as specified in the public warrant agreement; provided that if the Class A common stock is at the time of any exercise of a public warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their public warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but it will use its commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. If a registration statement covering the shares of Class A common stock issuable upon exercise of the public warrants is not effective by the 60th business day after the closing of a Business Combination, public warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise public warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The redemption of the warrants is as follows:

Redemption of warrants when the price per Class A common stock equals or exceeds $18.00. Once the public warrants become exercisable, the Company may redeem the Public Warrants:

•	in whole and not in part;
•	at a price of $0.01 per warrant;
•	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
•	if, and only if, the closing price of the Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders.

If and when the Public Warrants become redeemable by the Company, it may exercise its redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Redemption of warrants when the price per Class A common stock equals or exceeds $10.00. Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

•	in whole and not in part;
•	at $0.10 per warrant
•	upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the fair market value of the Class A common stock;
•	if, and only if, the last reported sale price of the Class A common stock equals or exceeds $10.00 per share (as adjusted per stock splits, stock dividends, reorganizations, reclassifications, recapitalizations and the like) for any 20 trading days within the 30-trading day period ending three trading days before the Company send the notice of redemption to the warrant holders; and
•	if the closing price of the Class A common stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share, the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the shares of Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates a Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price and the “Redemption of Warrants when the price per share of Class A common stock equals or exceeds $10.00” described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described above under “Redemption of Warrants when the price per share of Class A common stock equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants will be identical to the Public Warrants included in the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the shares of Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees (except for a number of shares of Class A common stock as described above under Redemption of warrants for Class A common stock). If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by such holders on the same basis as the Public Warrants.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Warrants, and warrants that may be issued upon conversion of Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering, requiring the Company to register such securities for resale. The holders will have the right to require us to register for resale these securities pursuant to a shelf registration under Rule 415 under the Securities Act. The holders of a majority of these securities will also be entitled to make up to three demands, plus short form registration demands, that we register such securities. In addition, the holders will be entitled to certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriter Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to 3,150,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discount. The underwriters exercised the over-allotment option in full on January 24, 2022 (see Note 9). The underwriters were entitled to a cash underwriting discount of $0.20 per Unit, or $4,830,000 in the aggregate, paid upon the closing of the Initial Public Offering. In addition, the underwriters are entitled to a deferred fee of $0.40 per Unit, or $9,660,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 9 — INCOME TAX

The Company’s net deferred tax assets at December 31, 2021 is as follows:

December 31,
2021
Capitalized start-up costs	$4,009
Net operating loss carryforward	2,334
Total deferred tax assets	6,343
Valuation allowance	(6,343)
Deferred tax assets	$—

The income tax provision for the year ended December 31, 2021 consists of the following:

December 31,
2021
Current expense (benefit)
Federal	$—
State	—

Deferred expense (benefit)
Federal	(4,673)
State	(1,670)

Change in Valuation Allowance	6,343

Income tax provision	$—

As of December 31, 2021, the Company has federal net operating loss carryforwards of $8,187 that may be carried forward indefinitely. As of December 31, 2021, the Company has gross state net operating loss carryforwards of $8,817 which begin to expire in 2041.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021, the change in the valuation allowance was $6,343.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2021 is as follows:

December 31,
2021
Statutory federal income tax rate	21.00%
State taxes, net of federal tax benefit	7.51%
Change in valuation allowance	(28.51)%
Income tax provision	0.00%

The Company’s effective tax rates for the periods presented differ from the expected (statutory) rates due to changes in state taxes, net of federal tax benefit, and the recording of full valuation allowances on deferred tax assets.

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns for the year ended December 31, 2021 remain open and subject to examination. The Company considers Delaware to be a significant state tax jurisdiction.

NOTE 10 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events to determine if events or transactions occurred after the balance sheet date up to the date that the financial statement was issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement which has not been previously adjusted or disclosed within the financial statement except as noted below.

On January 24, 2022, the Company consummated its Initial Public Offering of 24,150,000 Units at a price of $10.00 per Unit, generating proceeds of $24,150,000. Each Unit consists of one share of Class A common stock and one-half of one warrant. Each whole Public Warrant is anticipated to entitle the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 3).

Simultaneously with the closing of the Initial Public Offering on January 24, 2022, the Company sold an aggregate of 11,910,000 Private Placement Warrants in a private placement to the Sponsor and the underwriters, at a price of $1.00 per Private Placement Warrant, generating aggregate proceeds of $11,910,000 (see Note 4).

Transaction costs of the Initial Public Offering amounted to $15,147,955 consisting of $4,830,000 of underwriting discount, $9,660,000 of deferred underwriting discount and $657,955 of actual offering costs (see Note 3).

An aggregate of $10.20 per Unit sold in the Initial Public Offering was held in the Trust Account and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company (see Note 3).

On January 24, 2022, the Company paid $289,425, the full amount outstanding in full under the Promissory Note, to the Sponsor (see Note 5). There is no outstanding balance under the Promissory Note as of the date these financial statements were issued.