Form 10-Q
period 2022-03-31
Banyan Acquisition Corp
filed 2022-05-16
CIK 1852633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001- 41236

BANYAN ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	86-2556699
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Skokie Blvd

Suite 820

Northbrook, Illinois 60062

(Address of principal executive offices)

(847) 757-3812

(Issuer’s telephone number)

N/A

(Former name, former address and former fiscal year, if changed since the last report)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 16, 2022, there were 24,150,000 shares of Class A common stock, $0.0001 par value, and 7,245,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

BANYAN ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021	1
Condensed Statement of Operations for the Three Months Ended March 31, 2022 (unaudited) and for the period from March 10, 2021 (inception) through March 31, 2021.	2
Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the Three Months Ended March 31, 2022 (unaudited) and for the period from March 10, 2021 (inception) through March 31, 2021.	3
Condensed Statement of Cash Flows for the Three Months Ended March 31, 2022 (unaudited) and for the period from March 10, 2021 (inception) through March 31, 2021.	4
Notes to Condensed Financial Statements (unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	21
Item 4. Controls and Procedures	21
Part II. Other Information
Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	22
Item 4. Mine Safety Disclosures	22
Item 5. Other Information	22
Item 6. Exhibits	23
Part III. Signatures	24

PART I—FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

BANYAN ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash	$1,023,143	$54,057
Prepaid expenses - current	314,456	—
Total Current Assets	1,337,599	54,057
Noncurrent assets:
Treasury securities held in trust account	246,395,397	—
Prepaid expenses - noncurrent	199,414	—
Deferred offering costs associated with the initial public offering	—	615,563
Total Noncurrent Assets	246,594,811	615,563
Total Assets	$247,932,410	$669,620
Liabilities, Redeemable Class A Common Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accrued expenses	$295,711	$12,890
Accounts payable	69,112	—
Accrued offering costs	605	364,557
Promissory note – related party	—	289,425
Total Current Liabilities	365,428	666,872
Noncurrent liabilities:
Warrant liability	4,603,457	—
Deferred underwriter’s fee payable	9,660,000	—
Total Noncurrent Liabilities	14,263,457	—
Total Liabilities	14,628,885	666,872
Commitments and Contingencies (Note 8)
Redeemable Class A Common Stock
Class A common stock, $0.0001 par value; 240,000,000 shares authorized; 24,150,000 and no shares issued and outstanding subject to possible redemption, respectively	246,395,397	—
Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 240,000,000 shares authorized; none issued and outstanding	—	—
Class B common stock, $0.0001 par value; 60,000,000 shares authorized; 7,245,000 shares issued and outstanding	725	725
Additional paid-in capital	—	24,275
Accumulated deficit	(13,092,597)	(22,252)
Total Stockholders’ Equity (Deficit)	(13,091,872)	2,748
Total Liabilities, Redeemable Class A Common Stock and Stockholders’ Equity (Deficit)	$247,932,410	$669,620

The accompanying notes are an integral part of the unaudited condensed financial statements.

BANYAN ACQUISITION CORPORATION

CONDENSED STATEMENT OF OPERATIONS

		For the
		Period
		From
		March 10,
	Three	2021
	Months	(Inception)
	Ended	Through
	March 31,	March 31,
	2022	2021
	(unaudited)	(unaudited)
Expenses:
Warrant issuance expense	$500,307	$—
Exchange listing fees	100,188	—
Legal fees	95,000	—
General, administrative, and other expenses	228,021	30,453
Total expenses	923,516	30,453
Loss from operations	(923,516)	(30,453)

Other income:
Change in fair value of warrant liability	10,300,756	—
Unrealized gain on treasury securities held in Trust Account	65,397	—
Other income	10,366,153	—
Net income (loss)	$9,442,637	$(30,453)

Basic and diluted weighted average shares outstanding, Class A common stock	17,978,833	—

Basic and diluted net income per share, Class A common stock	$0.37	$—

Basic and diluted weighted average shares outstanding, Class B common stock (1)	7,245,000	7,500,000

Basic and diluted net income per share, Class B common stock	$0.37	$0.00

(1) Excludes up to 1,125,000 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter for the period from March 10, 2021 (inception) through March 31, 2021. The Company surrendered 1,725,000 shares of Class B Common Stock on November 30, 2021 and issued an additional 345,000 shares of Class B common stock on January 19, 2022 pursuant to a stock split by way of a stock dividend for no additional consideration. The underwriters exercised the over-allotment option in full on January 24, 2022. See Note 6.

The accompanying notes are an integral part of the unaudited condensed financial statements.

BANYAN ACQUISITION CORPORATION

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A Common Stock
	Subject to		Class B		Additional		Total
	Possible Redemption		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021	—	$—	7,245,000	$725	24,275	$(22,252)	$2,748
Issuance of Units in IPO	24,150,000	219,353,777	—	—	—	—	—
Deemed capital contribution from issuance of private warrants	—	—	—	—	4,504,363	—	4,504,363
Remeasurement of Class A common stock to redemption value at IPO	—	26,976,223	—	—	(4,528,638)	(22,447,585)	(26,976,223)
Remeasurement of Class A common stock to redemption	—	65,397	—	—	—	(65,397)	(65,397)
Net income	—	—	—	—	—	9,442,637	9,442,637
Balance – March 31, 2022 (unaudited)	24,150,000	$246,395,397	7,245,000	$725	—	$(13,092,597)	$(13,091,872)

FOR THE PERIOD FROM MARCH 10, 2021 (INCEPTION) THROUGH MARCH 31, 2021

	Class A Common Stock
	Subject to		Class B		Additional		Total
	Possible Redemption		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – March 10, 2021 (inception)	—	$—	—	$—	—	$—	$—
Issuance of Class B common stock to Sponsor (1)	—	—	8,625,000	863	24,137	—	25,000
Net income	—	—	—	—	—	(30,453)	(30,453)
Balance – March 31, 2021 (unaudited)	—	$—	8,625,000	$863	24,137	$(30,453)	$(5,453)

(1) Includes up to 1,125,000 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter. The Company surrendered 1,725,000 shares of Class B Common Stock on November 30, 2021 and issued an additional 345,000 shares of Class B common stock on January 19, 2022 pursuant to a stock split by way of a stock dividend for no additional consideration. The underwriters exercised the over-allotment option in full on January 24, 2022. See Note 6.

The accompanying notes are an integral part of the unaudited condensed financial statements.

BANYAN ACQUISITION CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

		For the
		Period
		From
		March 10,
	Three	2021
	Months	(Inception)
	Ended	Through
	March 31,	March 31,
	2022	2021
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$9,442,637	$(30,453)
Adjustments to reconcile net income to net cash used in operating activities:
Unrealized gain on short term investments	(65,397)	—
Change in fair value of warrant liability	(10,300,756)	—
Warrant issuance expense	500,307	—
Franchise tax expense	50,000	—
Changes in operating assets and liabilities:
Prepaid expenses	(513,870)	—
Accrued expenses	282,821	30,453
Accounts payable	69,112	—
Accrued offering costs	(363,952)	—
Net cash used in operating activities	(899,098)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(246,330,000)	—
Net cash used in investing activities	(246,330,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Units in IPO, net of underwriting fee	236,670,000	—
Proceeds from sale of private placement warrants	11,910,000	—
Proceeds from sale of Class B common stock to Sponsor	—	25,000
Payment of promissory note – related party	(289,425)	—
Deferred offering costs	(92,391)	—
Net cash provided by financing activities	248,198,184	25,000

Net Change in Cash	969,086	25,000
Cash – Beginning	54,057	—
Cash – Ending	$1,023,143	$25,000

Non-Cash Investing and Financing Activities:
Initial fair value of Class A common stock subject to possible redemption	$219,353,777	$—
Remeasurement of Class A common stock subject to possible redemption	$27,041,620	$—
Deferred underwriter fee payable	$9,660,000	$—
Initial measurement of warrant liability	$14,904,212	$—
Deferred offering costs included in accrued offering costs	$—	$197,995

The accompanying notes are an integral part of the unaudited condensed financial statements.

BANYAN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Banyan Acquisition Corporation (the “Company”) is a blank check company incorporated in Delaware on March 10, 2021. The Company was incorporated for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“Business Combination”).

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from March 10, 2021 (inception) through March 31, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and pursuit of a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of unrealized gains and interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Following the closing of the Initial Public Offering on January 24, 2022, $246,330,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Warrants was placed in a trust account (“Trust Account”), located in the United States which will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation, and (iii) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination within 15 months from January 24, 2022 (or up to 21 months from January 24, 2022 if the Company extends the time to complete a business combination) (the “Combination Period”), the closing of the Initial Public Offering.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Liquidity, Capital Resources and Going Concern

As of March 31, 2022 and December 31, 2021, the Company had $1,023,143 and $54,057 in operating cash, respectively, and working capital (deficit) of $972,171 and $(612,815), respectively.

The Company’s liquidity needs up to March 31, 2022 had been satisfied through a payment from the Sponsor of $25,000 for Class B common stock, par value $0.0001 per share (“Class B common stock” and shares thereof, “Founder Shares”), the Initial Public Offering and the issuance of the Private Placement Warrants. Additionally, the Company drew on an unsecured promissory note to pay certain offering costs (see Note 5).

The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. Although no formal agreement exists, the Sponsor is committed to extend Working Capital Loans as needed (defined in Note 5 below). Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that (i) new financing will be available to it on commercially acceptable terms, if at all, or (ii) that its plans to consummate an initial Business Combination will be successful. In addition, management is currently evaluating the impact of the COVID-19 pandemic and its effect on the Company’s financial position, results of its operations and/or search for a target company.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern one year from the date the financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statement is prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering, as filed with the SEC on January 24, 2022, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on March 10, 2022, and the Company’s Annual Report filed on Form 10-K as filed with the SEC on March 31, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,023,143 and $54,057 of operating cash and no cash equivalents as of March 31, 2022 and December 31, 2021, respectively.

Offering Costs

The Company complies with the requirements of the Accounting Standards Codification (“ASC”) 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A— “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs are charged to stockholders’ equity or the statement of operations based on the relative value of the Public Warrants (as defined below) and the Private Placement Warrants to the proceeds received from the Units sold upon the completion of the Initial Public Offering. Accordingly, on January 24, 2022, offering costs totaled $15,147,955 (consisting of $4,830,000 of underwriting fees, $9,660,000 of deferred underwriting fees and $657,955 of actual offering costs, with $500,307 included in accumulated deficit as an allocation for the Public Warrants and the Private Placement Warrants, and $14,647,648 included in additional paid-in capital).

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed federally insured limits. Exposure to cash and cash equivalents credit risk is reduced by placing such deposits with major financial institutions and monitoring their credit ratings. At March 31, 2022, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Warrant Liability

The Company expects to account for warrants for the Company’s common stock that are not indexed to its own shares as liabilities at fair value on the balance sheet once issued. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense), net on the statement of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the common stock warrants. At that time, the portion of the warrant liability related to the common stock warrants will be reclassified to additional paid-in capital.

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

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) will be classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock includes certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. As of March 31, 2022 and December 31, 2021, there were 24,150,000 and zero shares of Class A common stock subject to possible redemption issued or outstanding, respectively.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares of common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit. On January 24, 2022, the date of the Company recorded an accretion of $26,976,223, $4,528,638 of which was recorded in additional paid-in capital and $22,447,585 was recorded in accumulated deficit. The Company has subsequently recorded an additional remeasurement of $65,397 to remeasure the value of Class A common stock subject to possible to its redemption value of $246,395,397.

Class A common stock subject to possible redemption is reflected on the balance sheet at March 31, 2022 as follows:

Gross proceeds from initial public offering	$241,500,000
Less:
Fair value allocated to public warrants	(7,498,575)
Offering costs allocated to Class A common stock subject to possible redemption	(14,647,648)
Plus:
Re-measurement on Class A common stock subject to possible redemption	27,041,620
Class A common stock subject to possible redemption, March 31, 2022	$246,395,397

Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under the asset and liability method, as required by this accounting standard, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to the period when assets are realized or liability is settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in the operation of statement in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. There were no unrecognized tax benefits as of March 31, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March

31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The income tax provision was deemed de minimis for the three months ended March 31, 2022.

Net Income Per Share of Common Stock

Net income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Shares of common stock subject to possible redemption at March 31, 2022, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net income per common stock since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not included the Public Warrants and the Private Placement Warrants in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock for the periods presented.

The Company’s statement of operations includes a presentation of net income per share of common stock subject to possible redemption and allocates the net income into the two classes of shares in calculating net income per common stock, basic and diluted. For redeemable Class A common stock, net income per share of common stock is calculated by dividing the net income by the weighted average number of shares of Class A common stock subject to possible redemption outstanding since original issuance. For non-redeemable Class B common stock, net income per share is calculated by dividing the net income by the weighted average number of shares of non-redeemable Class B common stock outstanding for the period. Non-redeemable Class B common stock includes the Founder Shares, as these shares do not have any redemption features and do not participate in the income earned on the Trust Account. As of March 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company.

The following table reflects the calculation of basic and diluted net loss per share of common stock (in dollars, except per share amounts):

For the
Three Months
Ended
March 31,
2022
Class A common stock subject to possible redemption
Numerator: Income attributable to Class A common stock subject to possible redemption
Net income	$6,730,390
Net income attributable to Class A common stock subject to possible redemption	$6,730,390
Denominator: Weighted average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	17,978,333
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.37

Non-Redeemable Class B common stock
Numerator: Net income
Net income	$2,712,247
Non-redeemable net income	$2,712,247
Denominator: Weighted average non-redeemable Class B common stock
Basic and diluted weighted average shares outstanding, non-redeemable Class B common stock	7,245,000
Basic and diluted net income per share, non-redeemable Class B common stock	$0.37

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

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering on January 24, 2022, the Company sold 24,150,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one warrant (“Public Warrant”). Each whole Public Warrant is anticipated to entitle the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 6).

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

NOTE 4 — PRIVATE PLACEMENT

The Company entered into an agreement with the Sponsor and the underwriters pursuant to which the Sponsor and underwriters purchased an aggregate of 11,910,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, generating $11,910,000 in the aggregate in a private placement that occurred simultaneously with the closing of the Initial Public Offering. Each Private Placement Warrant is exercisable to purchase one share of common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 6). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless.

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

In March 2021, the Sponsor purchased 8,625,000 Founder Shares for an aggregate purchase price of $25,000 and an aggregate of 142,500 of such Founder Shares were subsequently transferred to our independent directors, executive officers and special advisor and other third parties. The fair value of the shares transferred is de minimis. On November 30, 2021, the Sponsor surrendered 1,725,000 Founder Shares as a result of changes to the terms of the Initial Public Offering, resulting in the Sponsor owning 6,900,000 Founder Shares. On January 19, 2022, the Company issued an additional 345,000 shares of Class B common stock pursuant to a stock split for no additional consideration as a result of the upsize to the Company’s Initial Public Offering (see Note 6). The number of Founder Shares outstanding collectively represents approximately 23% of the Company’s issued and outstanding shares after the Initial Public Offering.

The Sponsor has agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier of (A) one year after the completion of a Business Combination or (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock reorganizations, recapitalizations and the like) for any 20 trading days within any 30- trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property.

Promissory Note — Related Party

In March 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and was due upon the consummation of the Initial Public Offering. On January 24, 2022, the Company paid $289,425, the full amount outstanding in full under the Promissory Note, to the Sponsor.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,800,000 of such Working Capital Loans, or up to an aggregate of $4,830,000 of such Working Capital Loans with respect to funded extension periods,  may be convertible into warrants at a price of $1.00 per warrant, of the post-Business Combination entity. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

Support Services Agreement

Commencing on the listing date, the Company agreed to pay the Sponsor pursuant to a support services agreement a total of $10,000 per month for office space provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company’s contractual obligation under the support services agreement to pay these monthly fees will cease. For the three months ended March 31, 2022, the Sponsor waived its right to receive such fees from the Company.

NOTE 6 — STOCKHOLDERS’ DEFICIT

Preferred stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue 240,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2022, there were no shares of Class A common stock issued and outstanding, excluding 24,150,000 shares of Class A common stock subject to possible redemption. At December 31, 2021, there were no shares of Class A common stock issued or outstanding.

Class B common stock — The Company is authorized to issue 60,000,000 shares of Class B common stock with a par value of $0.0001 per share. In March 2021, the Sponsor purchased 8,625,000 shares of Class B common stock for an aggregate purchase price of $25,000 and an aggregate of 142,500 of such shares Founder Shares were subsequently transferred to our independent directors, executive officers and special advisor and other third parties. On November 30, 2021, the Sponsor surrendered 1,725,000 shares of Class B common stock as a result of changes to the terms of the Initial Public Offering. On January 19, 2022, the Company issued an additional 345,000 shares of Class B common stock pursuant to a stock split for no additional consideration as a result of the upsize to the Company’s Initial Public Offering. Share amounts and related information have been retrospectively restated for the share surrender and stock split. Thus, as of March 31, 2022 and December 31, 2021, the Company presented 7,245,000 shares of Class B common stock issued and outstanding on the balance sheet, which collectively represent 23% of the Company’s issued and outstanding common stock after the Initial Public Offering.

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

The redemption of the warrants is as follows:

Redemption of warrants when the price per Class A common stock equals or exceeds $18.00. Once the public warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
●	if, and only if, the closing price of the Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders.

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

Redemption of warrants when the price per Class A common stock equals or exceeds $10.00. Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;
●	at $0.10 per warrant
●	upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the fair market value of the Class A common stock;
●	if, and only if, the last reported sale price of the Class A common stock equals or exceeds $10.00 per share (as adjusted per stock splits, stock dividends, reorganizations, reclassifications, recapitalizations and the like) for any 20 trading days within the 30-trading day period ending three trading days before the Company send the notice of redemption to the warrant holders; and
●	if the closing price of the Class A common stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share, the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

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

Underwriter Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to 3,150,000 additional Units to cover over-allotments at the Initial Public Offering price less the underwriting discount. The underwriters exercised the over-allotment option in full on January 24, 2022. The underwriters were entitled to a cash underwriting discount of $0.20 per Unit, or $4,830,000 in the aggregate, paid upon the closing. In addition, the underwriters are entitled to a deferred fee of $0.40 per Unit, or $9,660,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 9 — FAIR VALUE MEASUREMENTS

At March 31, 2022, the Company’s warrant liability was valued at $4,603,457. Under the guidance in ASC 815-40, the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment. As such, the Public Warrants and the Private Placement Warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

The following table presents fair value information as of March 31, 2022, of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the private warrant liability is classified within Level 3 of the fair value hierarchy. The Company’s transferred the fair value of Public Warrants from a Level 3 measurement to a Level 1 measurement as a result of the Public Warrants detaching from the Units and becoming separately tradable:

	Public	Private Placement	Total Level 3
	Warrants	Warrants	Financial Instruments
Derivative warrant liabilities at December 31, 2021	$—	$—	$—
Initial fair value at issuance	7,498,575	7,405,637	14,904,212
Transfer public warrant liability to Level 1 measurement	(7,498,575)	—	(7,498,575)
Change in fair value	—	(5,097,637)	(5,097,637)
Level 3 derivative warrant liabilities at March 31, 2022	$—	$2,308,000	$2,308,000

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3: Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis at March 31, 2022:

	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and marketable securities held in trust account	$246,395,397	$—	$—
Liabilities
Public Warrants	$2,295,457	$—	$—
Private Placement Warrants	$—	$—	$2,308,000

The following table presents the changes in the fair value of derivative warrant liabilities for the three months ended March 31, 2022:

			Total
		Private	Derivative
	Public	Placement	Warrant
	Warrants	Warrants	Liability
Derivative warrant liabilities as of December 31, 2021	$—	$—	$—
Initial fair value of warrant liabilities at January 24, 2022	7,498,575	7,405,637	14,904,212
Change in fair value	(5,203,118)	(5,097,637)	(10,300,755)
Derivative warrant liabilities as of March 31, 2022	$2,295,457	$2,308,000	$4,603,457

Measurement

The Company established the initial fair value for the warrants on January 24, 2022, the date of the consummation of the Company’s Initial Public Offering. The Company used a Monte Carlo simulation model to value the warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A common stock and one-half of one Public Warrant), (ii) the sale of Private Placement Warrants, and (iii) the issuance of Class B common stock, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to shares of Class A common stock subject to possible redemption (temporary equity), Class A common stock (permanent equity) and Class B common stock (permanent equity) based on their relative fair values at the initial measurement date.

The key inputs into the Monte Carlo simulation model formula were as follows at March 31, 2022:

	March 31, 2022
	Public	Private
Input	Warrants	Warrants
Common stock price	$—	$9.93
Exercise price	$—	$11.50
Risk-free rate of interest	—%	2.40%
Volatility	—%	3.04%
Term	—	5.81
Value of one warrant	$0.19	$0.19
Dividend yield	—%	0.00%

During the three months ended March 31, 2022, the Public Warrants detached from the Units and are separately tradable (NYSE: BYN.WS). As such, the fair value of the Public Warrants as of March 31, 2022 is based on the price of the Public Warrants at market close.

The key inputs into the Monte Carlo simulation model formula were as follows at December 31, 2021:

	January 24, 2022
	Public	Private
Input	Warrants	Warrants
Common stock price	$9.69	$9.69
Exercise price	$11.50	$11.50
Risk-free rate of interest	1.61%	1.61%
Volatility	10.85%	10.86%
Term	6.00	6.00
Value of one warrant	$0.62	$0.62
Dividend yield	0.00%	0.00%

NOTE 10 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events to determine if events or transactions occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements which have not been previously adjusted or disclosed within the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Banyan Acquisition Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Banyan Acquisition Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report filed on Form 10-K as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Delaware corporation on March 10, 2021 and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Initial Business Combination”). We intend to effectuate our Initial Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, the proceeds of the sale of our shares in connection with our Initial Business Combination (pursuant to forward purchase agreements or backstop agreements we may enter into or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing or other sources.

As indicated in the accompanying financial statements, at March 31, 2022 we had $1,023,143 in cash and working capital of approximately $972,171. Further, we expect to continue to incur significant costs in the pursuit of our Initial Business Combination. We cannot assure our stockholders that our plans to complete an Initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 10, 2021 (inception) through March 31, 2022 were organizational activities and those related to our intent to effectuate an Initial Business Combination We do not expect to generate any operating revenues until after completion of our Initial Business Combination. We will generate non-operating income in the form of interest income on the cash and cash equivalents held in the Trust Account. No material adverse change has occurred since the date of our audited financial statements. We expect to continue to incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, an Initial Business Combination.

For the three months ended March 31, 2022, we had net income of $9,442,637, which consisted of $923,516 in expenses offset by a $10,300,756 gain on the change in the fair value of warrant liabilities and a $65,397 unrealized gain on short term investments held in the trust account.

Liquidity and Capital Resources

As of March 31, 2022, we had cash of $1,023,143. Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of common stock by the Sponsor and loans from our Sponsor.

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

As of March 31, 2022, we had treasury securities held in the Trust Account of $246,395,397 (including approximately $65,397 of unrealized gain on U.S. Treasury Bills with a maturity of 185 days or less). Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2022, we have not withdrawn any interest earned from the Trust Account.

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

As of March 31, 2022, we had available to us $1,023,143 of cash held outside the Trust Account. We intend to use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure and negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the Trust Account is not sufficient to pay our taxes.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay an affiliate of our Sponsor a monthly fee of $10,000 for office space, operational support and secretarial and administrative services. We became contractually obligated to pay these fees on January 19, 2022 and will continue to be contractually obligated to pay these fees monthly until the earlier of the completion of the Initial Business Combination and our liquidation. For the three months ended March 31, 2022, the Sponsor waived its right to receive such fees from the Company.

The underwriters are entitled to a deferred fee of $0.40 per Unit, or $9,660,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete an Initial Business Combination and certain other conditions are met.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies and estimates.

Warrant Liability

The Company expects to account for warrants for the Company’s common stock that are not indexed to its own shares as liabilities at fair value on the balance sheet once issued. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense), net on the statement of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the common stock warrants. At that time, the portion of the warrant liability related to the common stock warrants will be reclassified to additional paid-in capital.

Class A Common Stock Subject to Possible Redemption

The Company will account for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) will be classified as a liability instrument and will be measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock includes certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. As of March 31, 2022 and December 31, 2021, there were 24,150,000 and zero shares of Class A common stock subject to possible redemption issued or outstanding, respectively.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares of common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit.

Net Income Per Share of Common Stock

Net income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Share of common stock subject to possible redemption at March 31, 2022, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net income per share of common stock since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not included the Public Warrants and the Private Placement Warrants in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock for the periods presented.

The Company’s statement of operations includes a presentation of net income per share of common stock subject to possible redemption and allocates the net income into the two classes of shares in calculating net income per common stock, basic and diluted. For redeemable Class A common stock, net income per share of common stock is calculated by dividing the net income by the weighted average number of shares of Class A common stock subject to possible redemption outstanding since original issuance. For non-redeemable shares of Class B common stock, net income per share is calculated by dividing the net income by the weighted average number of shares of non-redeemable Class B common stock outstanding for the period. Non-redeemable Class B common stock includes the Founder Shares, as these shares do not have any redemption features and do not participate in the income earned on the Trust Account. As of March 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed by us in in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current principal executive officer and principal financial and accounting officer, the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for its Initial Public Offering filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report filed on Form 10-K as filed with the SEC on March 31, 2022, other than the below.

There is substantial doubt about our ability to continue as a “going concern.”

As of March 31, 2022, we had $1,023,143 in cash and working capital of approximately $972,171. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Our plans to raise capital and to consummate our initial business combination may not be successful. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements contained in this Quarterly Report do not include any adjustments that might result from the outcome of this uncertainty.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

All recent unregistered sales of securities have been previously reported.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation.(1)

3.2	Bylaws.(2)

4.1	Specimen Unit Certificate.(2)

4.2	Specimen Class A Common Stock Certificate.(2)

4.3	Specimen Warrant Certificate.(2)

4.4	Warrant Agreement, dated January 19, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)

10.1	Letter Agreement, dated January 19, 2022, by and among the Company, the Sponsor, the Company’s officers and directors, and certain other third parties identified on the signature page thereto.(1)

10.2	Investment Management Trust Agreement, dated January 19, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as trustee.(1)

10.3	Registration Rights Agreement, dated January 19, 2022, by and among the Company, the Sponsor, BTIG, LLC and certain other security holders named therein.(1)

10.4	Support Services Agreement, dated January 19, 2022, by and between the Company and the Sponsor.(1)

10.5	Sponsor Warrants Purchase Agreement, dated January 19, 2022, by and between the Company and the Sponsor.(1)

10.6	BTIG Warrants Purchase Agreement, dated January 19, 2022, by and between the Company and BTIG, LLC.(1)

10.7	I-Bankers Warrants Purchase Agreement, dated January 19, 2022, by and between the Company and I-Bankers Securities, Inc.(1)

10.8	Securities Subscription Agreement, dated March 16, 2021, between the Registrant and Banyan Acquisition Sponsor LLC.(2)

10.9	Amended and Restated Promissory Note, initially dated March 16, 2021, issued to Banyan Acquisition Sponsor LLC.(2)

10.10	Form of Indemnity Agreement.(2)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 19, 2022 and incorporated by reference herein.
(2)

Previously filed as an exhibit to the Company’s Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-258599) filed on January 10, 2022 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANYAN ACQUISITION CORPORATION

Date: May 16, 2022	By:	/s/ Keith Jaffee
	Name:	Keith Jaffee
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ George Courtot
	Name:	George Courtot
	Title:	Chief Financial Officer (Principal Financial Officer)