Form 10-Q
period 2022-06-30
Banyan Acquisition Corp
filed 2022-08-12
CIK 1852633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 12, 2022, there were 24,150,000 shares of Class A common stock, $0.0001 par value, and 7,245,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

BANYAN ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	3
Condensed Statements of Operations for the Three and Six Months Ended June 30, 2022, the Three Months Ended June 30, 2021, and For the Period From March 10, 2021 (Inception) Through June 30, 2021 (Unaudited)	4
Condensed Statements of Changes in Stockholders’ (Deficit) Equity for the Three and Six Months Ended June 30, 2022 and For the Period From March 10, 2021 (Inception) Through June 30, 2021 (Unaudited).	5
Condensed Statements of Cash Flows for the Six Months Ended June 30, 2022 (Unaudited) and for the Period From March 10, 2021 (Inception) Through June 30, 2021 (Unaudited).	6
Notes to Condensed Financial Statements (Unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	23
Item 4. Controls and Procedures	24
Part II. Other Information
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3. Defaults Upon Senior Securities	25
Item 4. Mine Safety Disclosures	25
Item 5. Other Information	25
Item 6. Exhibits	26
Part III. Signatures	27

PART I—FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

BANYAN ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash	$704,508	$54,057
Prepaid expenses - current	295,262	—
Total Current Assets	999,770	54,057
Noncurrent assets:
Treasury securities held in trust account	246,749,249	—
Prepaid expenses - noncurrent	137,180	—
Deferred offering costs associated with the initial public offering	—	615,563
Total Noncurrent Assets	246,886,429	615,563
Total Assets	$247,886,199	$669,620
Liabilities, Redeemable Class A Common Stock and Stockholders’ (Deficit) Equity
Current liabilities:
Accrued expenses	$204,344	$12,890
Accounts payable	124,405	—
Accrued offering costs	—	364,557
Promissory note – related party	—	289,425
Total Current Liabilities	328,749	666,872
Noncurrent liabilities:
Warrant liability	3,143,750	—
Deferred underwriter’s fee payable	9,660,000	—
Total Noncurrent Liabilities	12,803,750	—
Total Liabilities	13,132,499	666,872
Commitments and Contingencies (Note 8)
Redeemable Class A Common Stock
Class A common stock, $0.0001 par value; 240,000,000 shares authorized; 24,150,000 and no shares issued and outstanding subject to possible redemption, respectively	246,749,249	—
Stockholders’ (Deficit) Equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 240,000,000 shares authorized; none issued and outstanding	—	—
Class B common stock, $0.0001 par value; 60,000,000 shares authorized; 7,245,000 shares issued and outstanding	725	725
Additional paid-in capital	—	24,275
Accumulated deficit	(11,996,274)	(22,252)
Total Stockholders’ (Deficit) Equity	(11,995,549)	2,748
Total Liabilities, Redeemable Class A Common Stock and Stockholders’ (Deficit) Equity	$247,886,199	$669,620

The accompanying notes are an integral part of the unaudited condensed financial statements.

BANYAN ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

				For the
				Period from
	For the		For the	March 10, 2021
	Three Months		Six Months	(inception)
	Ended		Ended	Through
	June 30,		June 30,	June 30,
	2022	2021	2022	2021
Expenses:
Warrant issuance expense	$—	$—	$500,307	$—
Exchange listing fees	20,178	—	120,365	—
Legal fees	26,945	—	121,945	—
General, administrative, and other expenses	207,840	3,907	435,861	34,360
Total expenses	254,963	3,907	1,178,478	34,360
Loss from operations	(254,963)	(3,907)	(1,178,478)	(34,360)

Other income:
Change in fair value of warrant liability	1,459,707	—	11,760,463	—
Interest income	392,079	—	457,476	—
Unrealized loss on treasury securities held in Trust Account	(38,227)	—	(38,227)	—
Other income	1,813,559	—	12,179,712	—
Income before provision for income taxes	1,558,596	(3,907)	11,001,234	(34,360)
Provision for income taxes	(108,421)	—	(108,421)	—
Net income (loss)	$1,450,175	$(3,907)	$10,892,813	$(34,360)

Basic and diluted weighted average shares outstanding, Class A common stock	24,150,000	—	21,081,215	—

Basic and diluted net income per share, Class A common stock	$0.05	$—	$0.38	$—

Basic and diluted weighted average shares outstanding, Class B common stock (1)	7,245,000	7,500,000	7,245,000	7,500,000

Basic and diluted net income per share, Class B common stock	$0.05	$(0.00)	$0.38	$(0.00)

(1) Excludes up to 1,125,000 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter for the period from March 10, 2021 (inception) through June 30, 2021 and for the three months ended June 30, 2021. The Company surrendered 1,725,000 shares of Class B Common Stock on November 30, 2021 and issued an additional 345,000 shares of Class B common stock on January 19, 2022 pursuant to a stock split by way of a stock dividend for no additional consideration. The underwriters exercised the over-allotment option in full on January 24, 2022. See Note 6.

The accompanying notes are an integral part of the unaudited condensed financial statements.

BANYAN ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Common Stock
	Subject to		Class B		Additional		Total
	Possible Redemption		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance – December 31, 2021	—	$—	7,245,000	$725	$24,275	$(22,252)	$2,748
Issuance of Units in IPO	24,150,000	219,353,777	—	—	—	—	—
Deemed capital contribution from issuance of private warrants	—	—	—	—	4,504,363	—	4,504,363
Remeasurement of Class A common stock to redemption value at IPO	—	26,976,223	—	—	(4,528,638)	(22,447,585)	(26,976,223)
Remeasurement of Class A common stock to redemption	—	65,397	—	—	—	(65,397)	(65,397)
Net income	—	—	—	—	—	9,442,637	9,442,637
Balance – March 31, 2022 (unaudited)	24,150,000	246,395,397	7,245,000	725	—	(13,092,597)	(13,091,872)
Remeasurement of Class A common stock to redemption	—	353,852	—	—	—	(353,852)	(353,852)
Net income	—	—	—	—	—	1,450,175	1,450,175
Balance – June 30, 2022 (unaudited)	24,150,000	$246,749,249	7,245,000	$725	$—	$(11,996,274)	$(11,995,549)

FOR THE THREE MONTHS ENDED AND FOR THE PERIOD FROM MARCH 10, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Class A Common Stock
	Subject to		Class B		Additional		Total
	Possible Redemption		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – March 10, 2021 (inception)	—	$—	—	$—	—	$—	$—
Issuance of Class B common stock to Sponsor (1)	—	—	8,625,000	863	24,137	—	25,000
Net loss	—	—	—	—	—	(30,453)	(30,453)
Balance – March 31, 2021 (unaudited)	—	—	8,625,000	863	24,137	(30,453)	(5,453)
Net loss	—	—	—	—	—	(3,907)	(3,907)
Balance – June 30, 2021 (unaudited)	—	$—	8,625,000	$863	24,137	$(34,360)	$(9,360)

(1) Includes up to 1,125,000 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. The Company surrendered 1,725,000 shares of Class B Common Stock on November 30, 2021 and issued an additional 345,000 shares of Class B common stock on January 19, 2022 pursuant to a stock split by way of a stock dividend for no additional consideration. The underwriters exercised the over-allotment option in full on January 24, 2022. See Note 6.

The accompanying notes are an integral part of the unaudited condensed financial statements.

BANYAN ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

		For the
		Period
		From
		March 10,
	Six	2021
	Months	(Inception)
	Ended	through
	June 30,	June 30,
	2022	2021
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$10,892,813	$(34,360)
Adjustments to reconcile net income to net cash used in operating activities:
Interest income	(457,476)	—
Unrealized loss on short term investments	38,227	—
Change in fair value of warrant liability	(11,760,463)	—
Warrant issuance expense	500,307	—
Changes in operating assets and liabilities:
Prepaid expenses	(432,442)	—
Accrued expenses	191,454	4,703
Accounts payable	124,405	—
Accrued offering costs	(364,557)	—
Net cash used in operating activities	(1,267,732)	(29,657)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(246,330,000)	—
Net cash used in investing activities	(246,330,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Units in IPO, net of underwriting fee	236,670,000	—
Proceeds from sale of private placement warrants	11,910,000	—
Proceeds from (payment of) promissory note – related party	(289,425)	149,425
Deferred offering costs	(42,392)	(74,619)
Net cash provided by financing activities	248,248,183	74,806

Net Change in Cash	650,451	45,149
Cash – Beginning	54,057	—
Cash – Ending	$704,508	$45,149

Non-Cash Investing and Financing Activities:
Initial fair value of Class A common stock subject to possible redemption	$219,353,777	$—
Remeasurement of Class A common stock subject to possible redemption	$27,395,472	$—
Deferred underwriter fee payable	$9,660,000	$—
Initial measurement of warrant liability	$14,904,213	$—
Deferred offering costs included in accrued offering costs	$—	$285,445
Prepaid expenses paid by Sponsor in exchange for issuance of Class B common stock	$—	$25,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

BANYAN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from March 10, 2021 (inception) through June 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and pursuit of a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of unrealized gains and interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

Financing

The registration statement for the Company’s Initial Public Offering was declared effective on January 19, 2022. On January 24, 2022, the Company consummated its Initial Public Offering of 24,150,000 Units at $10.00 per Unit, generating gross proceeds of $241,500,000, which is discussed in Note 3. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 11,910,000 Private Placement Warrants (the “Private Warrants”) to Banyan Acquisition Sponsor LLC (the “Sponsor”), BTIG, LLC and I-Bankers Securities, Inc., at an exercise price of $1.00 per Private Placement Warrant, for an aggregate of $11,910,000.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Liquidity, Capital Resources and Going Concern

As of June 30, 2022 and December 31, 2021, the Company had $704,508 and $54,057 in operating cash, respectively, and working capital (deficit) of $671,021 and $(612,815), respectively.

The Company’s liquidity needs up to June 30, 2022 had been satisfied through a payment from the Sponsor of $25,000 for Class B common stock, par value $0.0001 per share (“Class B common stock” and shares thereof, “Founder Shares”), the Initial Public Offering and the issuance of the Private Placement Warrants. Additionally, the Company drew on an unsecured promissory note to pay certain offering costs (see Note 5).

The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. Although no formal agreement exists, the Sponsor has agreed to extend Working Capital Loans as needed (defined in Note 5 below). Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that (i) new financing will be available to it on commercially acceptable terms, if at all, or (ii) that its plans to consummate an initial Business Combination will be successful. In addition, management is currently evaluating the impact of the COVID-19 pandemic and its effect on the Company’s financial position, results of its operations and/or search for a target company.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering, as filed with the SEC on January 24, 2022, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on March 10, 2022, and the Company’s Annual Report filed on Form 10-K as filed with the SEC on March 31, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $704,508 and $54,057 of operating cash and no cash equivalents as of June 30, 2022 and December 31, 2021, respectively.

Offering Costs

The Company complies with the requirements of the Accounting Standards Codification (“ASC”) 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A— “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs are charged to stockholders’ equity or the statement of operations based on the relative value of the Public Warrants (as defined below) and the Private Placement Warrants to the proceeds received from the Units sold upon the completion of the Initial Public Offering. Accordingly, on January 24, 2022, offering costs totaled $15,147,955 (consisting of $4,830,000 of underwriting fees, $9,660,000 of deferred underwriting fees and $657,955 of actual offering costs, with $500,307 included in accumulated deficit as an allocation for the Public Warrants and the Private Placement Warrants, and $14,647,648 included in additional paid-in capital).

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed federally insured limits. Exposure to cash and cash equivalents credit risk is reduced by placing such deposits with major financial institutions and monitoring their credit ratings. At June 30, 2022, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) will be classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock includes certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. As of June 30, 2022 and December 31, 2021, there were 24,150,000 and zero shares of Class A common stock subject to possible redemption issued or outstanding, respectively.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares of common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit. On January 24, 2022, the Company recorded an accretion amount of $26,976,223, $4,528,638 of which was recorded in additional paid-in capital and $22,447,585 was recorded in accumulated deficit. The Company has subsequently recorded additional remeasurements of $419,249 to remeasure the value of Class A common stock subject to possible to redemption to its redemption value of $246,749,249.

Class A common stock subject to possible redemption is reflected on the balance sheet at June 30, 2022 as follows:

Gross proceeds from initial public offering	$241,500,000
Less:
Fair value allocated to public warrants	(7,498,575)
Offering costs allocated to Class A common stock subject to possible redemption	(14,647,648)
Plus:
Re-measurement on Class A common stock subject to possible redemption	27,395,472
Class A common stock subject to possible redemption, June 30, 2022	$246,749,249

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. There were no unrecognized tax benefits as of June 30, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company recorded an income tax provision of $108,421 for the three and six months ended June 30, 2022.

Net Income Per Share of Common Stock

Net income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Shares of common stock subject to possible redemption at June 30, 2022, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net income per common stock since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not included the Public Warrants and the Private Placement Warrants in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock for the periods presented.

The Company’s statement of operations includes a presentation of net income per share of common stock subject to possible redemption and allocates the net income into the two classes of shares in calculating net income per common stock, basic and diluted. For redeemable Class A common stock, net income per share of common stock is calculated by dividing the net income by the weighted average number of shares of Class A common stock subject to possible redemption outstanding since original issuance. For non-redeemable Class B common stock, net income per share is calculated by dividing the net income by the weighted average number of shares of non-redeemable Class B common stock outstanding for the period. Non-redeemable Class B common stock includes the Founder Shares, as these shares do not have any redemption features and do not participate in the income earned on the Trust Account. As of June 30, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company.

The following table reflects the calculation of basic and diluted net loss per share of common stock (in dollars, except per share amounts):

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2022	2022
Class A common stock subject to possible redemption
Numerator: Income attributable to Class A common stock subject to possible redemption
Net income	$1,115,519	$8,106,757
Net income attributable to Class A common stock subject to possible redemption	$1,115,519	$8,106,757
Denominator: Weighted average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	24,150,000	21,081,215
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.05	$0.38

Non-Redeemable Class B common stock
Numerator: Net income
Net income	$334,656	$2,786,056
Non-redeemable net income	$334,656	$2,786,056
Denominator: Weighted average non-redeemable Class B common stock
Basic and diluted weighted average shares outstanding, non-redeemable Class B common stock	7,245,000	7,245,000
Basic and diluted net income per share, non-redeemable Class B common stock	$0.05	$0.38

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

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,800,000 of such Working Capital Loans, or up to an aggregate of $4,830,000 of such Working Capital Loans with respect to funded extension periods, may be convertible into warrants at a price of $1.00 per warrant, of the post-Business Combination entity. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

Support Services Agreement

Commencing on the listing date, the Company agreed to pay the Sponsor pursuant to a support services agreement a total of $10,000 per month for office space provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company’s contractual obligation under the support services agreement to pay these monthly fees will cease. For the three and six months ended June 30, 2022, the Sponsor waived its right to receive such fees from the Company.

NOTE 6 — STOCKHOLDERS’ DEFICIT

Preferred stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue 240,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2022, there were no shares of Class A common stock issued and outstanding, excluding 24,150,000 shares of Class A common stock subject to possible redemption. At December 31, 2021, there were no shares of Class A common stock issued or outstanding.

Class B common stock — The Company is authorized to issue 60,000,000 shares of Class B common stock with a par value of $0.0001 per share. In March 2021, the Sponsor purchased 8,625,000 shares of Class B common stock for an aggregate purchase price of $25,000 and an aggregate of 142,500 of such shares Founder Shares were subsequently transferred to our independent directors, executive officers and special advisor and other third parties. On November 30, 2021, the Sponsor surrendered 1,725,000 shares of Class B common stock as a result of changes to the terms of the Initial Public Offering. On January 19, 2022, the Company issued an additional 345,000 shares of Class B common stock pursuant to a stock split for no additional consideration as a result of the upsize to the Company’s Initial Public Offering. Share amounts and related information have been retrospectively restated for the share surrender and stock split. Thus, as of June 30, 2022 and December 31, 2021, the Company presented 7,245,000 shares of Class B common stock issued and outstanding on the balance sheet, which collectively represent 23% of the Company’s issued and outstanding common stock after the Initial Public Offering.

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

NOTE 7 — WARRANT LIABILITY

The Company accounts for the 23,985,000 warrants issued in connection with the Initial Public Offering (the 12,075,000 Public Warrants and the 11,910,000 Private Placement) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company will classify each warrant as a liability at its fair value. This liability will be subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations.

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

NOTE 9 — FAIR VALUE MEASUREMENTS

At June 30, 2022, the Company’s warrant liability was valued at $3,143,750. Under the guidance in ASC 815-40, the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment. As such, the Public Warrants and the Private Placement Warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

The following table presents fair value information as of June 30, 2022, of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the private warrant liability is classified within Level 3 of the fair value hierarchy. The Company transferred the fair value of Public Warrants from a Level 3 measurement to a Level 1 measurement as a result of the Public Warrants detaching from the Units and becoming separately tradable:

	Public	Private Placement	Total Level 3
	Warrants	Warrants	Financial Instruments
Derivative warrant liabilities at December 31, 2021	$—	$—	$—
Initial fair value at issuance	7,498,575	7,405,638	14,904,213
Transfer public warrant liability to Level 1 measurement	(7,498,575)	—	(7,498,575)
Change in fair value	—	(5,831,638)	(5,831,638)
Level 3 derivative warrant liabilities at June 30, 2022	$—	$1,574,000	$1,574,000

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

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis at June 30, 2022:

	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and marketable securities held in trust account	$246,749,249	$—	$—
Liabilities
Public Warrants	$1,569,750	$—	$—
Private Placement Warrants	$—	$—	$1,574,000

The following table presents the changes in the fair value of derivative warrant liabilities for the three months ended June 30, 2022:

		Private
	Public	Placement	Warrant
	Warrants	Warrants	Liability
Derivative warrant liabilities as of December 31, 2021	$—	$—	$—
Initial fair value of warrant liabilities at January 24, 2022	7,498,575	7,405,638	14,904,213
Change in fair value	(5,928,825)	(5,831,638)	(11,760,463)
Derivative warrant liabilities as of June 30, 2022	$1,569,750	$1,574,000	$3,143,750

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

The key inputs into the Monte Carlo simulation model formula were as follows at June 30, 2022:

	June 30, 2022
	Public	Private
Input	Warrants	Warrants
Common stock price	$—	$9.96
Exercise price	$—	$11.50
Risk-free rate of interest	—%	3.00%
Volatility	—%	2.09%
Term	—	5.56
Value of one warrant	$0.13	$0.13
Dividend yield	—%	0.00%

During the three months ended March 31, 2022, the Public Warrants detached from the Units and are separately tradable (NYSE: BYN.WS). As such, the fair value of the Public Warrants as of June 30, 2022 is based on the price of the Public Warrants at market close.

The key inputs into the Monte Carlo simulation model formula were as follows at January 24, 2022:

	January 24, 2022
	Public	Private
Input	Warrants	Warrants
Common stock price	$9.69	$9.69
Exercise price	$11.50	$11.50
Risk-free rate of interest	1.61%	1.61%
Volatility	10.85%	10.86%
Term	6.00	6.00
Value of one warrant	$0.62	$0.62
Dividend yield	0.00%	0.00%

NOTE 10 — INCOME TAX

During the three and six months ended June 30, 2022, the Company recorded an income tax provision of $108,421 in accrued expenses. Our effective tax rate was 6.96% and 0.00% for the three months ended June 30, 2022 and 2021, respectively, and 0.99% and 0.00% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the Federal statutory tax rate of 21% for the three and six months ended June 30, 2022 and 2021, due to changes in the fair value of warrant liabilities, state taxes and valuation allowance on the deferred tax assets.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which primarily consist of net operating loss carryforwards. The Company considered the history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies, and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. As such, the Company recorded a full valuation allowance against net deferred tax assets as of June 30, 2022 and December 31, 2021.

NOTE 11 — SUBSEQUENT EVENTS

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

As indicated in the accompanying financial statements, at June 30, 2022 we had $704,508 in cash and working capital of approximately $671,021. Further, we expect to continue to incur significant costs in the pursuit of our Initial Business Combination. We cannot assure our stockholders that our plans to complete an Initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 10, 2021 (inception) through June 30, 2022 were organizational activities and those related to our intent to effectuate an Initial Business Combination. We do not expect to generate any operating revenues until after completion of our Initial Business Combination. We will generate non-operating income in the form of interest income on the cash and cash equivalents held in the Trust Account. No material adverse change has occurred since the date of our audited financial statements. We expect to continue to incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, an Initial Business Combination.

For the three months ended June 30, 2022, we had net income of $1,450,175, which consisted of $254,963 in expenses, a $38,227 unrealized loss on short term investments held in the trust account, and a $108,421 provision for income taxes, offset by a $1,459,707 gain on the change in the fair value of warrant liabilities and $392,079 of interest income.

For the six months ended June 30, 2022, we had net income of $10,892,813, which consisted of $1,178,478 in expenses, a $38,227 unrealized loss on short term investments held in the trust account, and a $108,421 provision for income taxes, offset by a $11,760,463 gain on the change in the fair value of warrant liabilities and $457,476 of interest income.

Liquidity and Capital Resources

As of June 30, 2022, we had cash of $704,508. Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of common stock by the Sponsor and loans from our Sponsor.

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

As of June 30, 2022, we had treasury securities held in the Trust Account of $246,749,249 (including approximately $457,476 of interest income and $38,227 of unrealized loss on U.S. Treasury Bills with a maturity of 185 days or less). Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2022, we have not withdrawn any interest earned from the Trust Account.

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

As of June 30, 2022, we had available to us $704,508 of cash held outside the Trust Account. We intend to use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure and negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the Trust Account is not sufficient to pay our taxes.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business prior to our Initial Business Combination, other than any funds available from loans from our Sponsor, its affiliates or members of our management team. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an Initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Initial Business Combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended Initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. If we complete our Initial Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. Otherwise, such loans may be repaid only out of funds held outside the Trust Account. In the event that our Initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used to repay such loaned amounts. Up to $1,800,000 of such loans may be convertible into Warrants at a price of $1.00 per Warrant at the option of the lender. The Warrants would be identical to the Private Placement Warrants. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our Initial Business Combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay an affiliate of our Sponsor a monthly fee of $10,000 for office space, operational support and secretarial and administrative services. We became contractually obligated to pay these fees on January 19, 2022 and will continue to be contractually obligated to pay these fees monthly until the earlier of the completion of the Initial Business Combination and our liquidation. For the three and six months ended June 30, 2022, the Sponsor waived its right to receive such fees from the Company.

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

Class A Common Stock Subject to Possible Redemption

The Company will account for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) will be classified as a liability instrument and will be measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock includes certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. As of June 30, 2022 and December 31, 2021, there were 24,150,000 and zero shares of Class A common stock subject to possible redemption issued or outstanding, respectively.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares of common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit.

Net Income Per Share of Common Stock

Net income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Share of common stock subject to possible redemption at June 30, 2022, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net income per share of common stock since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not included the Public Warrants and the Private Placement Warrants in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock for the periods presented.

The Company’s statement of operations includes a presentation of net income per share of common stock subject to possible redemption and allocates the net income into the two classes of shares in calculating net income per common stock, basic and diluted. For redeemable Class A common stock, net income per share of common stock is calculated by dividing the net income by the weighted average number of shares of Class A common stock subject to possible redemption outstanding since original issuance. For non-redeemable shares of Class B common stock, net income per share is calculated by dividing the net income by the weighted average number of shares of non-redeemable Class B common stock outstanding for the period. Non-redeemable Class B common stock includes the Founder Shares, as these shares do not have any redemption features and do not participate in the income earned on the Trust Account. As of June 30, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current principal executive officer and principal financial and accounting officer, the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2022, we had $704,508 in cash and working capital of approximately $671,021. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Our plans to raise capital and to consummate our initial business combination may not be successful. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements contained in this Quarterly Report do not include any adjustments that might result from the outcome of this uncertainty.

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

BANYAN ACQUISITION CORPORATION

Date: August 12, 2022	By:	/s/ Keith Jaffee
	Name:	Keith Jaffee
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 12, 2022	By:	/s/ George Courtot
	Name:	George Courtot
	Title:	Chief Financial Officer (Principal Financial Officer)