Form 10-K
period 2022-12-31
Banyan Acquisition Corp
filed 2023-03-31
CIK 1852633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates as of June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, was $240,534,000.

As of March 31, 2023, 24,150,000 shares of Class A common stock, par value $0.0001 per share, and 7,245,000 shares of Class B common stock, par value $0.0001 per share, outstanding.

BANYAN ACQUISITION CORP.

FORM 10-K

FORWARD-LOOKING STATEMENTS

Some statements contained in this Annual Report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	our being a newly incorporated company with no operating history and no revenues;
●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination;
●	our expectations around the performance of a prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our directors and officers allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	certain of our officers and directors having direct and indirect economic interests in us and/or Banyan Acquisition, LLC, our sponsor (the “Sponsor”), which may potentially conflict with those of our public stockholders as we evaluate and decide whether to recommend a potential business combination to our public stockholders;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic and other events (such as Russia’s invasion of Ukraine, terrorist attacks, natural disasters or a significant outbreak of other infectious diseases);
●	the ability of our directors and officers to generate a number of potential business combination opportunities;
●	our public securities’ current and future liquidity and trading;
●	the lack of a market for our securities;
●	risks we may face related to the foodservice industry;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	the trust account being subject to claims of third parties; and
●	the other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Annual Report.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” beginning on page 3. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those expressed or projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

ITEM 1. BUSINESS

In this Annual Report on Form 10-K (the “Form 10-K”), references to the “Company” and to “we,” “us,” and “our” refer to Banyan Acquisition Corp.

We are a newly formed blank check company incorporated as a Delaware corporation on March 10, 2021 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities (the “Initial Business Combination”). Although we may pursue an Initial Business Combination target in any sector, industry or geographic location, we currently intend to focus our efforts on identifying business combination targets in the foodservice industry, including:

●	foodservice equipment and supply manufacturers,
●	commercial food manufacturers,
●	commercial food dealers,
●	industry adjacent digital businesses,
●	emerging restaurant concepts, and
●	other similar categories of businesses.

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

On January 24, 2022, we consummated our initial public offering (the “Initial Public Offering”) of 24,150,000 units (the “Units”), including the issuance of 3,150,000 Units as a result of the underwriters’ exercise of their over-allotment option in full. Each Unit consisted of one share of Class A common stock of the Company, par value $0.0001 per share (the “Class A common stock”) and one-half of one redeemable warrant of the Company (each whole warrant, a “Warrant”), with each Warrant entitling the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment in certain circumstances. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $241,500,000. As a result of the underwriters’ exercise in full of their over-allotment option, 945,000 of the Founder Shares are no longer subject to forfeiture. Simultaneously with the closing of the Initial Public Offering, we completed the private placement of 11,910,000 of Warrants in the aggregate (the “Private Placement Warrants”) to the Sponsor, BTIG, LLC (“BTIG”) and I-Bankers Securities, Inc. (“I-Bankers”), including 1,260,000 Private Placement Warrants as a result of the underwriters’ exercise of their over-allotment option in full, at a purchase price of $1.00 per Private Placement Warrant, for gross proceeds to the Company of $11,910,000. The Private Placement Warrants are identical to the public Warrants underlying the Units sold in the Initial Public Offering (the “Public Warrants”), except that the Private Placement Warrants and the shares of Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of our Initial Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the Sponsor, BTIG, I-Bankers or their permitted transferees (except for certain limited exceptions described herein). If the Private Placement Warrants are held by someone other than the Sponsor, BTIG, I-Bankers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by such holders on the same basis as the Public Warrants.

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

On April 18, 2023, the Company will hold a vote to amend its amended and restated certificate of incorporation (our “charter”) to extend the length of time the Company has until it must consummate an Initial Business Combination (the “combination period”).  Our charter currently provides that we may, at our Sponsor’s option, extend the combination period up to two times without stockholder approval, each for an additional three months, for a total of six months, from April 24, 2023 (the “Original Termination Date”) to October 24, 2023 (each such three-month period, a “Funded Extension Period”). The proposed amendment, if passed, would provide that (x) we will have the option to extend the period by which we must consummate an Initial  Business Combination by eight months to December 24, 2023 (the “Amended Extended Date” and such extension, the “Extension Option”) with such extension option exercisable upon at least two calendar days’ advance notice (by April 22, 2023) and (y) provide holders of shares of Class B Common Stock the right to convert any and all of their shares of Class B Common Stock to shares of Class A Common Stock on a one-for-one basis prior to the closing of an Initial Business Combination at the election of the holder.

The combination period may be extended so long as our Sponsor and/or its affiliates or designees deposit into the Trust Account: (i) with respect to a single Funded Extension Period, an additional $0.10 per Unit (for an aggregate of $2,415,000) (an “Extension Payment”), and (ii) with respect to two consecutive Funded Extension Periods, an Extension Payment prior to each Funded Extension Period, or $0.20 per Unit in the aggregate (for an aggregate of $4,830,000), upon five days advance notice prior to the applicable deadline pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement entered into between us and Continental Stock Transfer & Trust Company. However, if, prior to the time that an Extension Payment would otherwise be due for either Funded Extension Period, we enter into a definitive agreement with respect to our Initial Business Combination, no Extension Payment will be required for that Funded Extension Period, and the combination period will be extended for the duration of that Funded Extension Period; provided, that our entry into a definitive agreement may only be used to substitute for a single Extension Payment. Our public stockholders will not be entitled to vote or redeem their shares in connection with any Funded Extension Periods, whether as a result of an Extension Payment or a definitive agreement. As a result, we may affect such an extension even if a majority of our public stockholders do not support such an extension and none of our public stockholders will be able to redeem their shares in connection with such an extension. This feature is different than the traditional special purpose acquisition company structure, in which any extension of the company’s period to complete a business combination requires a vote of the company’s stockholders and such stockholders have the right to redeem their public shares in connection with such vote (although an extension without depositing additional funds into the Trust Account could still be pursued in the manner available in the traditional special purpose acquisition company structure (any such extension, a “Stockholder Approval Extension Period”)).

If the Company is unable to complete a Business Combination within the combination period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Summary of Risks

We are a newly incorporated company that has conducted no operations and has generated no revenues. Until we complete our Initial Business Combination, we will have no operations and will generate no operating revenues. In making your decision whether to invest in our securities, you should take into account not only the background of our management team, but also the special risks we face as a blank check company. Our Initial Public Offering was not conducted in compliance with Rule 419 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, you will not be entitled to protections normally afforded to investors in Rule 419 blank check offerings. You should carefully consider these risks, which include, but are not limited to:

●	We are a recently incorporated company with no operating history and no revenues, and investors have no basis on which to evaluate our ability to achieve our business objective.
●	Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us.
●	Our stockholders may not be afforded an opportunity to vote on our proposed Initial Business Combination, which means we may complete our Initial Business Combination even if a majority of our stockholders do not support such a combination.
●	Our public stockholders will not be entitled to vote or redeem their shares in connection with any Funded Extension Periods, whether as a result of an Extension Payment or a definitive agreement.
●	The only opportunity for our public stockholders to affect the investment decision regarding a potential business combination may be limited to the exercise of their right to redeem shares from us for cash.
●	If we seek stockholder approval of our Initial Business Combination, our initial stockholders have agreed to vote in favor of such Initial Business Combination, regardless of how our public stockholders vote. Accordingly, if we seek stockholder approval of our Initial Business Combination, it is more likely that the necessary stockholder approval will be received than would be the case if our initial stockholders agreed to vote their Founder Shares in accordance with the majority of the votes cast by our public stockholders.

●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
●	The requirement that we consummate an Initial Business Combination within the combination period may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our Initial Business Combination on terms that would produce value for our stockholders.
●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the COVID-19 outbreak, other global events (such as Russia’s invasion of Ukraine) and the status of debt and equity markets.
●	Although we may pursue an Initial Business Combination target in any sector, industry or geographic location, we currently intend to focus our efforts on identifying business combination targets in the foodservice industry. Business combinations with businesses in the foodservice industry entail special considerations and risks.
●	If we seek stockholder approval of our Initial Business Combination, our Sponsor, directors, executive officers, special advisor and their affiliates may elect to purchase public shares or Warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock or Public Warrants.
●	Certain of our officers and directors have direct and indirect economic interests in us and/or our Sponsor and such interests may potentially conflict with those of our public stockholders as we evaluate and decide whether to recommend a potential business combination to our public stockholders.
●	Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs.
●	Our directors, officers, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.
●	If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our Initial Business Combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
●	Our public stockholders do not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate their investment, our public stockholders may be forced to sell their public shares or Warrants, potentially at a loss.
●	NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
●	Our public stockholders will not be entitled to protections normally afforded to investors of many other blank check companies.
●	Because of our limited resources and the significant and increasing competition for business combination opportunities, it may be more difficult for us to complete our Initial Business Combination. If we have not consummated our Initial Business Combination within the required time period, our public stockholders may receive only approximately $10.20 per public share (subject to increase for any additional amounts deposited into the Trust Account in respect of any Funded Extension Period), or less in certain circumstances, on the liquidation of our Trust Account, and our Warrants will expire worthless.
●	If the proceeds of our Initial Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient to allow us to operate for the combination period, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our Initial Business Combination, and we will depend on loans from

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

The requirement that we complete our Initial Business Combination within the combination period may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our Initial Business Combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our Initial Business Combination within the combination period. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our Initial Business Combination with that particular target business, we may be unable to complete our Initial Business Combination with any target business. This risk will increase as we get closer to the end of the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our Initial Business Combination on terms that we would have rejected upon a more comprehensive investigation.

Our public stockholders will not be entitled to vote or redeem their shares in connection with any Funded Extension Periods, whether as a result of an Extension Payment or a definitive agreement.

If we anticipate that we may not be able to consummate our Initial Business Combination within 15 months from the closing of our Initial Public Offering (i.e., by April 24, 2023), we may, at our Sponsor’s option, extend the period of time to consummate a business combination up to two times without stockholder approval, each for an additional three months (for a total of up to 21 months to complete a business combination (i.e., by October 24, 2023)), so long as our Sponsor and/or its affiliates or designees deposit into the Trust Account: (i) with respect to a single Funded Extension Period, an additional $0.10 per Unit (for an aggregate of $2,415,000), and (ii) with respect to two consecutive Funded Extension Periods, an Extension Payment prior to each Funded Extension Period, or $0.20 per unit in the aggregate (for an aggregate $4,830,000), upon five days advance notice prior to the applicable deadline pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement entered into between us and Continental Stock Transfer & Trust Company. However, if, prior to the time that an Extension Payment would otherwise be due for either Funded Extension Period, we enter into a definitive agreement with respect to our Initial Business Combination, no Extension Payment will be required for that Funded Extension Period, and the combination period will be extended for the duration of that Funded Extension Period; provided, that our entry into a definitive agreement may only be used to substitute for a single Extension Payment. Our public stockholders will not be entitled to vote or redeem their shares in connection with any Funded Extension Periods, whether as a result of an Extension Payment or a definitive agreement. As a result, we may affect such an extension even if a majority of our public stockholders do not support such an extension and none of our public stockholders will be able to redeem their shares in connection with such an extension. This feature is different than the traditional special purpose acquisition company structure, in which any extension of the company’s period to complete a business combination would require a vote of the company’s stockholders, with such stockholders having the right to redeem their public shares in connection with such vote. We may also choose to pursue an extension of the time to complete our business combination without depositing additional funds into the Trust Account, which, consistent with a traditional special purpose acquisition company structure, would require a vote of the company’s stockholders and in connection with which stockholders would have the right to redeem their public shares.

See above for information about our attempt to request an extension of the combination period from our shareholders.

Our Sponsor may decide not to extend the term we have to consummate our Initial Business Combination, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, and the Warrants will be worthless.

We currently have 15 months (subject to certain extensions, including, if available, pursuant to Funded Extension Periods) from the closing of our Initial Public Offering (i.e., until April 24, 2023) to consummate our Initial Business Combination. This 15 month period is shorter than the period of 18 to 24 months that most special purpose acquisition companies have to consummate their Initial Business Combination. As a result, we may have more difficulty consummating our Initial Business Combination prior to the end of the term for doing so. Our Sponsor or its affiliates or designees may seek to extend the time we have to complete our business combination by depositing additional funds into the Trust Account pursuant to a Funded Extension Period or by seeking stockholder approval to extend such period of time, but they are not obligated to do so. If we are unable to consummate our Initial Business Combination within the applicable time period, we will, as promptly as reasonably possible but not more than five business days thereafter, redeem our public shares for a pro rata portion of the funds held in the Trust Account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such event, the Warrants included in the Units purchased in our Initial Public Offering will be worthless.

See above for information about our attempt to request an extension of the combination period from our shareholders.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the COVID-19 outbreak, other global events (such as Russia’s invasion of Ukraine) and the status of debt and equity markets.

The COVID-19 outbreak and other global events (such as Russia’s invasion of Ukraine) have resulted in, and could result in, a widespread crisis that has, and in the future could, adversely affected the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete an Initial Business Combination if concerns relating to COVID-19 or other matters of global concern (such as Russia’s invasion of Ukraine) continue to restrict travel, limit the ability to have meetings with potential investors, limit the ability to conduct due diligence or limit the ability of a potential target company’s personnel, vendors and services providers to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 and other matters of global concern (such as Russia’s invasion of Ukraine) impact our search for an Initial Business Combination will depend on future developments, which are highly uncertain and cannot be predicted. The effect of the COVID-19 pandemic and other matters of global concern (such as Russia’s invasion of Ukraine) on businesses, and the inability to accurately predict the future impact of the pandemic and other global events on businesses, have also made determinations and negotiations of valuation more difficult, which could make it more difficult to consummate a business combination transaction. If the disruptions posed by COVID-19 or other matters of global concern (such as Russia’s invasion of Ukraine) continue, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing, which may be impacted by COVID-19, Russia’s invasion of Ukraine and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

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

We may not be able to find a suitable target business and complete our Initial Business Combination within the combination period. Our ability to complete our Initial Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. It may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions.

If we have not completed our Initial Business Combination within the combination period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable thereon), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may receive only $10.20 per share (subject to increase for any additional amounts deposited into the Trust Account in respect of any Funded Extension Period), or less than $10.20 per share (subject to increase for any additional amounts deposited into the Trust Account in respect of any Funded Extension Period), on the redemption of their shares, and our Warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share (subject to increase for any additional amounts deposited into the Trust Account in respect of any Funded Extension Period)” and other risk factors included in this Annual Report.

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

In recent years, and continuing in 2022, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an Initial Business Combination, and, as of December 31, 2022, there were more than 400 special purpose acquisition companies seeking targets for their Initial Business Combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an Initial Business Combination. In addition, because there are more special purpose acquisition companies seeking to enter into an Initial Business Combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive targets could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an Initial Business Combination, and may result in our inability to consummate an Initial Business Combination on terms favorable to our investors altogether.

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

If the proceeds of our Initial Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient to allow us to operate for the combination period, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our Initial Business Combination, and we will depend on loans from our Sponsor, its affiliates or members of our management team to fund our search and to complete our Initial Business Combination.

If we are required to seek additional capital, we would need to borrow funds from our Sponsor, its affiliates, members of our management team or other third parties to operate or may be forced to liquidate. Neither our Sponsor, members of our management team nor their affiliates is under any obligation to us in such circumstances. Any such advances may be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our Initial Business Combination. Up to $1,800,000 of such loans or advances, or up to an aggregate of $4,830,000 of such loans or advances with respect to funded extension periods, may be convertible into Warrants of the post-business combination company at a price of $1.00 per Warrant at the option of the lender. The Warrants would be identical to the Private Placement Warrants. Prior to the completion of our Initial Business Combination, we do not expect to seek loans from parties other than our Sponsor, its affiliates or members of our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we have not consummated our Initial Business Combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public stockholders may only receive an estimated $10.20 per public share (subject to increase for any additional amounts deposited into the Trust Account in respect of any Funded Extension Period), or possibly less, on our redemption of our public shares, and our Warrants will expire worthless.

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

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities;

each of which may make it difficult for us to complete our Initial Business Combination. In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

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

On March 30, 2022, the SEC announced the proposal of new rules and amendments concerning special purpose acquisition companies (“SPACs”) such as the Company that, if adopted, would, among other things: (i) require SPACs to include additional and/or enhanced disclosure about conflicts of interest, compensation paid to sponsors, sources of dilution, and the fairness of proposed business combination transactions in certain instances, (ii) prohibit SPACs from taking advantage of the liability safe harbor in the Private Securities Litigation Reform Act of 1995 regarding forward-looking statements in SEC filings and with respect to business combination transactions, (iii) deem underwriters in a SPAC’s initial public offering to be underwriters in any subsequent de-SPAC transaction when certain conditions are met and (iv) implement new and more onerous requirements regarding the use of financial projections in filings with the SEC, including in connection with SPAC business combination transactions. There can be no assurance as to if or when the new proposed rules and amendments will be adopted by the SEC or, if adopted, as to any changes that may be made to such proposed rules and amendments prior to their adoption or as to when the new rules and amendments would become effective. If the new rules and amendments are adopted and become effective, they could have a material adverse effect on our business, including our ability to negotiate and complete our Initial Business Combination.

If we have not completed our Initial Business Combination within the combination period or during any Stockholder Approval Extension Period, our public stockholders may be forced to wait beyond such period before any redemption of funds from our Trust Account may occur.

If we have not completed our Initial Business Combination within the combination period or during any Stockholder Approval Extension Period, we will distribute the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable thereon), pro rata to our public stockholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public stockholders from the Trust Account shall be effected automatically by function of our amended and restated certificate of incorporation prior to any voluntary winding up. If we are required to windup, liquidate the Trust Account and distribute such amount therein, pro rata, to our public stockholders, as part of any liquidation process, such winding up, liquidation and distribution are subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In that case, investors may be forced to wait beyond the combination period before the redemption proceeds of our Trust Account become available to them and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our Initial Business Combination or amend certain provisions of our amended and restated certificate of incorporation and then only in cases where investors have properly sought to redeem their shares of Class A common stock. Only upon our redemption or any liquidation will public stockholders be entitled to distributions if we have not completed our Initial Business Combination within the required time period and do not amend certain provisions of our amended and restated certificate of incorporation prior thereto.

See above for information about our attempt to request an extension of the combination period from our shareholders.

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

However, it is our intention to redeem our public shares as soon as reasonably possible following the 15th month (or the 18th month, in the event we decided to exercise our right to enact one of the available three month Funded Extension Periods, or the 21st month, in the event we decide to exercise our right to enact both of the available three month Funded Extension Periods, or the 23rd month, in the event the charter is amended and if the Extension Option is exercised) from the closing of our Initial Public Offering (or the end of any Stockholder Approval Extension Period) in the event we do not complete our Initial Business Combination, and, therefore, we do not intend to comply with the foregoing procedures.

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

See above for information about our attempt to request an extension of the combination period from our shareholders.

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

Although we may pursue an Initial Business Combination target in any sector, industry or geographic location, we currently intend to focus our efforts on identifying business combination targets in the foodservice industry. Business combinations with businesses in the foodservice industry entail special considerations and risks. The foodservice industry is sensitive to national, regional and local economic conditions. An uneven level of general economic activity, uncertainty in the financial markets, and slow job growth could have a negative impact on consumer confidence, discretionary spending, and accordingly, the foodservice industry in general. If we are successful in completing a business combination with a target business in the foodservice industry, we may also be subject to, and possibly adversely affected by, the following risks: intense competition in the industry, food price fluctuations, costs for freight, raw materials, fuel, energy and other supplies, technology obsolescence, changing consumer behaviors and preferences, labor issues and labor costs and government regulations. In addition, the foodservice industry, including restaurants and their affiliated suppliers, have been, and in the future may continue to be, particularly adversely impacted by the COVID-19 pandemic other global events (such as Russia’s invasion of Ukraine).

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

We may engage one or more of the underwriters of our Initial Public Offering or one of their respective affiliates to provide additional services, including, for example, identifying potential business combination targets, providing financial advisory services, acting as a placement agent in a private equity offering or arranging debt financing. We may pay such underwriter or its affiliate fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. The underwriters of our Initial Public Offering are also entitled to receive deferred commissions that are conditioned on the completion of an Initial Business Combination. The fact that the underwriters’ or their respective affiliates’ financial interests are tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an Initial Business Combination.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 240,000,000 shares of Class A common stock, par value $0.0001 per share, 60,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of undesignated preferred stock, par value $0.0001 per share. Immediately after our Initial Public Offering, there were 215,850,000 and 52,755,000 authorized but unissued shares of Class A and Class B common stock, respectively, available for issuance, which amount does not take into account shares reserved for issuance upon exercise of outstanding Warrants but not upon conversion of the Class B common stock. At the time of our Initial Business Combination, shares of our Class B common stock will automatically convert into shares of our Class A common stock, initially set at a one-for-one ratio but subject to adjustment as set forth herein. As of December 31, 2022 and immediately after our Initial Public Offering, there were no preferred shares issued and outstanding.

We may issue a substantial number of additional shares of Class A common stock, and may issue shares of preferred stock, in order to complete our Initial Business Combination or under an employee incentive plan after completion of our Initial Business Combination. We may also issue shares of Class A common stock to redeem the Warrants or upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our Initial Business Combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation provides, among other things, that prior to our Initial Business Combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (1) receive funds from the Trust Account or (2) vote pursuant to our amended and restated certificate of incorporation on any Initial Business Combination or any amendments to our amended and restated certificate of incorporation. The issuance of additional shares of common or preferred stock:

●	may significantly dilute the equity interest of investors in our securities, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of shares of Class A common stock on a greater than one-to-one basis upon conversion of the Class B common stock;
●	may subordinate the rights of holders of common stock if shares of preferred stock are issued with rights senior to those afforded our common stock;
●	could cause a change of control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present directors and officers;
●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us;

●	may adversely affect prevailing market prices for our securities; and
●	may not result in adjustment to the exercise price of our Warrants.

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

Although we had no commitments as of December 31, 2022 to issue any notes or other debt securities, or to otherwise incur outstanding debt following our Initial Public Offering, we may choose to incur substantial debt to complete our Initial Business Combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an Initial Business Combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
●	our inability to pay dividends on our common stock;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

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

We may effectuate our Initial Business Combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our Initial Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our Initial Business Combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

Our Sponsor, officers, directors and special advisor have agreed, pursuant to a written agreement, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our Initial Business Combination or to redeem 100% of our public shares if we do not complete our Initial Business Combination within the combination period or (B) with respect to any other provision relating to stockholders’ rights or pre-Initial Business Combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any (which interest shall be net of taxes payable thereon), divided by the number of then issued and outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our Sponsor, directors, officers and special advisor. Our public stockholders are not parties to, or third-party beneficiaries of, this agreement and, as a result, will not have the ability to pursue remedies against our Sponsor, directors, officers or special advisor for any breach of these agreements. As a result, in the event of a breach, our public stockholders would need to pursue a stockholder derivative action, subject to applicable law.

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

(iii)	the Market Value is below $9.20 per share,

then the exercise price of the Warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 and $10.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 180% and 100%, respectively, of the higher of the Market Value and the Newly Issued Price. See Exhibit 4.4 “Description of Securities” incorporated by reference in this Annual Report for further information. This may make it more difficult for us to consummate an Initial Business Combination with a target business.

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

We currently have outstanding a total of 12,075,000 Public Warrants and 11,910,000 Private Placement Warrants, each exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. Our initial stockholders currently hold 7,245,000 shares of Class B common stock. At the time of our Initial Business Combination, shares of our Class B common stock will automatically convert into shares of Class A common stock, initially set at a one-for-one ratio but subject to adjustment for each as set forth herein. In addition, if our Sponsor, an affiliate of our Sponsor or certain of our directors and officers make any working capital loans, up to $1,800,000 of such loans, or up to an aggregate of $4,830,000 of such loans with respect to funded extension periods, may be converted into Warrants, at the price of $1.00 per Warrant at the option of the lender. Such Warrants would be identical to the Private Placement Warrants. To the extent we issue shares of Class A common stock to effectuate a business combination, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these Warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of Class A common stock and reduce the value of the Class A common stock issued to complete the business combination. Therefore, our Warrants and Founder Shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

Compliance obligations under the Sarbanes-Oxley Act of 2022 (the “Sarbanes-Oxley Act”) may make it more difficult for us to effectuate our Initial Business Combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

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

If we effect our Initial Business Combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	higher costs and difficulties inherent in managing cross-border business operations and complying with commercial and legal requirements of overseas markets;
●	rules and regulations regarding currency redemption;
●	complex corporate withholding taxes on individuals;
●	laws governing the manner in which future business combinations may be effected;
●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;
●	longer payment cycles;
●	changes in local regulations as part of a response to the COVID-19 outbreak or in response to other global events such as the current hostilities in Ukraine;
●	tax consequences, such as tax law changes, including termination or reduction of tax and other incentives that the applicable government provides to domestic companies, and variations in tax laws as compared to the United States;
●	currency fluctuations and exchange controls, including devaluations and other exchange rate movements;
●	rates of inflation, price instability and interest rate fluctuations;
●	challenges in collecting accounts receivable;
●	cultural and language differences;
●	protection of intellectual property rights;
●	applicable privacy laws and regulations;
●	employment regulations;
●	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters, wars or in response to other global events such as the current hostilities in Ukraine;
●	deterioration of political relations with the United States;
●	obligatory military service by personnel; and
●	government appropriation of assets.

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

Our Chairman is currently a party to an agreement with TriMark USA that contains a non-compete provision that prohibits him from consummating a transaction with a target company that engages in the business of distribution and sale of restaurant equipment and supplies at the distribution level, including as an equityholder of an entity engaged in such a business. In addition, our Chairman has fiduciary and other duties to TriMark USA as a result of serving as its vice chairman. Our Chairman will honor such fiduciary and other duties (and the other members of our management team will honor any fiduciary or other duties applicable to them). As a result of the foregoing, we currently do not intend to consummate a business combination with a target engaged in the industry sector covered by our Chairman’s non-compete. However, we do not believe that the foregoing will materially affect our ability to complete our Initial Business Combination.

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

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (1) our completion of an Initial Business Combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any public shares properly submitted for redemption in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our Initial Business Combination or to redeem 100% of our public shares if we do not complete our Initial Business Combination within the combination period or (B) with respect to any other provision relating to stockholders’ rights or pre-Initial Business Combination activity; and (3) the redemption of our public shares if we have not completed an Initial Business Combination within the combination period, subject to applicable law and as further described herein. In no other circumstances will a stockholder have any right or interest of any kind to or in the Trust Account. Holders of Warrants will not have any right to the proceeds held in the Trust Account with respect to the Warrants. Accordingly, to liquidate an investment, public stockholders may be forced to sell their public shares and/or Warrants, potentially at a loss.

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

If NYSE delists any of our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A common stock are a “penny stock” which would require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

Like most SPACs, our structure may not fully align the economic interests of our Sponsor and those persons, including our officers and directors, who have interests in our Sponsor with the economic interests of our public stockholders. Upon the closing of our Initial Public Offering, our Sponsor and the underwriters had invested in us an aggregate of $11,935,000, comprised of the $25,000 purchase price for the Founder Shares and the $11,910,000 purchase price for the Private Placement Warrants. Assuming a trading price of $10.00 per share upon consummation of our Initial Business Combination, the 7,245,000 Founder Shares would have an aggregate implied value of $72,450,000. Even if the trading price of our Class A common stock was as low as $1.69 per share, and the Private Placement Warrants were worthless, the value of the Founder Shares would be equal to our Sponsor’s initial investment in the Company. As a result, so long as we complete an Initial Business Combination, our Sponsor is likely to be able to recoup its investment in us and make a substantial profit on that investment, even if our public shares lose significant value. Accordingly, our Sponsor and members of our management team who own interests in our Sponsor may have incentives to pursue and consummate an Initial Business Combination quickly, with a risky or not well established target business, and/or on transaction terms favorable to the equityholders of the target business, rather than continue to seek a more favorable business combination transaction that could result in an improved outcome for our public stockholders or liquidate and return all of the cash in the trust to the public stockholders. For the foregoing reasons, you should consider our Sponsor’s and management team’s financial incentive to complete an Initial Business Combination when evaluating whether to invest in our securities and/or redeem your shares prior to or in connection with an Initial Business Combination.

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

We have the ability to redeem the outstanding Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per Warrant if, among other things, the closing price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a Warrant) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met. If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the Warrants as set forth above even if the holders are otherwise unable to exercise the Warrants. Redemption of the outstanding Warrants as described above could force our Warrant holders to: (1) exercise their Warrants and pay the exercise price therefor at a time when it may be disadvantageous or undesirable to do so; (2) sell their Warrants at the then-current market price when a Warrant holder might otherwise wish to hold their Warrants; or (3) accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, we expect would be substantially less than the market value of the Warrants. If, following our exercise of our redemption rights, a Warrant holder fails to comply with the procedures for exercising its Warrants, such Warrant holder would be required to accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, we expect would be substantially less than the market value of the Warrants. None of the Private Placement Warrants will be redeemable by us (except in certain limited circumstances) so long as they are held by our Sponsor, the underwriters or their permitted transferees. See “Description of Securities” incorporated by reference to this Annual Report as Exhibit 4.4.

In addition, we have the ability to redeem the outstanding Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per Warrant upon a minimum of 30 days’ prior written notice of redemption provided that the closing price of our shares of Class A common stock equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a Warrant) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met, including that holders will be able to exercise their Warrants prior to redemption for a number of Class A common stock determined based on the redemption date and the fair market value of our Class A common stock. See “Description of Securities” incorporated by reference to this Annual Report as Exhibit 4.4.Any such redemption may have similar consequences to a cash redemption described above. In addition, such redemption may occur at a time when the Warrants are “out-of-the-money,” in which case the Warrant holder would lose the potential embedded value from a subsequent increase in the value of the Class A common stock had the Warrants remained outstanding. The value received upon exercise of the Warrants (1) may be less than the value the holders would have received if they had exercised their Warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the Warrants, including because the number of shares of Class A common stock received is capped at 0.361 shares of Class A common stock per Warrant (subject to adjustment) irrespective of the remaining life of the Warrants.

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

General Risk Factors

There is substantial doubt about our ability to continue as a going concern.

As of December 31, 2022, we had $510,893 in cash and a working capital deficit of $454,877. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Our plans to raise capital and to consummate our Initial Business Combination may not be successful. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements contained in this Annual Report do not include any adjustments that might result from the outcome of this uncertainty.

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

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2021 (the “JOBS Act”), and we take and may continue to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates equals or exceeds $700 million as of the end of any second quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

Prior to consummation of our Initial Business Combination, only holders of our Class B common stock have the right to vote on the election of directors. As a result, the NYSE considers us to be a “controlled company” within the meaning of the NYSE corporate governance standards. Under the NYSE corporate governance standards, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	we have a board that includes a majority of “independent directors,” as defined under the rules of the NYSE;

●	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

●	we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) IR Act was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from whom shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The Treasury Department has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

On December 27, 2022, the Treasury Department and the IRS issued Notice 2023-2, which provides interim guidance with respect to the recently enacted stock repurchase excise tax in section 4501 of the Internal Revenue Code (the “Notice 2023-2”). Notice 2023-2 provides interim guidance upon which taxpayers are permitted to rely, pending forthcoming proposed regulations, which the Treasury Department and the IRS anticipate will be generally retroactive to January 1, 2023 when finalized and which are anticipated to be consistent with the guidance provided in Notice 2023-2. Notice 2023-2 provides that, generally, a taxable liquidation by a SPAC will not be subject to the stock repurchase excise tax but that a redemption outside of the liquidation context likely will be.

Any redemption or other repurchase in connection with an Initial Business Combination (but not in connection with a liquidation) or otherwise may be subject to the excise tax. The mechanics of any required payment of the excise tax have not been determined.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTY

We currently maintain our principal executive offices at 400 Skokie Blvd, Suite 820, Northbrook, Illinois 60062. The cost for this space is included in the $10,000 per-month fee an affiliate of our Sponsor charges us for office space, operational support and secretarial and administrative services. During the year ended December 31, 2022, the Sponsor permanently waived its right to receive such fees from the Company. The Sponsor expects to continue to permanently waive its rights to receive such fees in future periods. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Units, common stock and Warrants are listed on the New York Stock Exchange (“NSYE”) under the symbols BYN.U, BYN and BYN.WS, respectively.

Holders

As of March 27, 2023, there was 1 holder of record of our Units, 1 holder of record of our Class A common stock and 4 holders of record of our Warrants.

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

As indicated in the accompanying financial statements, as of December 31, 2022, we had $510,893 in operating cash and a working capital deficit of $454,877. Further, we expect to continue to incur significant costs in the pursuit of our Initial Business Combination. We cannot assure our stockholders that our plans to complete an Initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities during the year ended December 31, 2022 were organizational activities and those related to our intent to effectuate an Initial Business Combination. We do not expect to generate any operating revenues until after completion of our Initial Business Combination. We will generate non-operating income in the form of interest income on the cash and cash equivalents held in the Trust Account. No material adverse change has occurred since the date of our audited financial statements. We expect to continue to incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, an Initial Business Combination.

During the year ended December 31, 2022, we had net income of $15,763,981, which consisted of $1,753,668 in expenses and a $783,546 provision for income taxes, offset by a $14,304,338 gain on the change in the fair value of warrant liabilities, a $57,498 unrealized gain on short term investments held in the Trust Account, and $3,939,359 of interest income.

For the period from March 10, 2021 (inception) through December 31, 2021, we had a net loss of $22,252, which consisted of formation costs, travel costs, and Delaware franchise tax expense.

Liquidity and Capital Resources

As of December 31, 2022, we had cash of $510,893. Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of common stock by the Sponsor and loans from our Sponsor.

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

As of December 31, 2022, we had treasury securities held in the Trust Account of $250,326,857 (including $3,939,359 of interest income and $57,498 of unrealized gain on U.S. Treasury Bills with a maturity of 185 days or less). Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2022, we have not withdrawn any interest earned from the Trust Account.

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

As of December 31, 2022, we had available to us $510,893 of cash held outside the Trust Account. We intend to use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure and negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the Trust Account is not sufficient to pay our taxes.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business prior to our Initial Business Combination, other than any funds available from loans from our Sponsor, its affiliates or members of our management team. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an Initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Initial Business Combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended Initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. If we complete our Initial Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. Otherwise, such loans may be repaid only out of funds held outside the Trust Account. In the event that our Initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used to repay such loaned amounts. Up to $1,800,000 of such loans, or up to an aggregate of $4,830,000 of such loans with respect to funded extension periods, may be convertible into Warrants at a price of $1.00 per Warrant at the option of the lender. The Warrants would be identical to the Private Placement Warrants. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our Initial Business Combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay an affiliate of our Sponsor a monthly fee of $10,000 for office space, operational support and secretarial and administrative services. We became contractually obligated to pay these fees on January 19, 2022 and will continue to be contractually obligated to pay these fees monthly until the earlier of the completion of the Initial Business Combination and our liquidation. During the year ended December 31, 2022, the Sponsor permanently waived its right to receive such fees from the Company. The Sponsor expects to continue to permanently waive its rights to receive such fees in future periods.

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. We are currently assessing the impact, if any, that ASU 2020-06 would have on our financial position, results of operations or cash flows.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors
3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. This involved first assessing the control environment for the standards, processes, and structures in place for controls. This was followed by risk assessment of the established suitable and clear objectives at all levels of operations, reporting, and compliance. Controls were reviewed for being preventive or detective in nature. Assessment of manual and automated activities including authorizations and approvals, verifications, and reconciliations. Segregation of duties was also assessed. Information and communication was assessed for its continual, iterative process of providing, sharing, and obtaining necessary information. Internal communication was assessed by examining information dissemination, flowing up, down, and across the team. External communication was assessed both inbound communication of relevant external information, and also providing information to external parties in response to requirements and expectations. Final part of the assessment involved evaluation of quarterly controls and review of fundamental principles in accordance with compliance.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Jerry Hyman	67	Chairman
Keith Jaffee	62	Chief Executive Officer and Director
George Courtot	68	Chief Financial Officer
Bruce Lubin	69	Director Nominee
Otis Carter	45	Director Nominee
Peter Cameron	76	Director Nominee

Jerry Hyman has served as our Chairman since our inception in March 2021. Mr. Hyman is a foodservice industry veteran who serves as Vice Chairman of TriMark USA and previously served as Chairman of TriMark USA from 2020 to June 2022  and as Chief Executive Officer of TriMark USA from 2003 to January 2020. Mr. Hyman joined the business that became TriMark USA in 1981. In addition, from 2008 until January 2020, Mr. Hyman served as President and member of the board of directors of NexGen Procurement Corp, a unique industry buying group. My Hyman is also a Director of Deiorios Foods. We believe Mr. Hyman’s experience as a foodservice industry executive, including 17 years as Chief Executive Officer of TriMark USA, make him qualified to serve on our board of directors.

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

Otis Carter has served as a member of our board of directors since January 2022. Mr. Carter currently serves as General Counsel of Jeeves, a venture capital-backed financial technology company that provides a corporate card and expense management platform for global startups. Prior to that, he served as General Counsel of two private equity-backed companies: CMS/Nextech, the country’s largest independent self-performing HVAC-R service provider, and TriMark USA, a provider of food service supplies, restaurant equipment, restaurant supplies and design services. Before joining TriMark USA, Mr. Carter was a private equity attorney with Kirkland & Ellis LLP and Ropes & Gray LLP, representing private equity sponsors, alternative asset managers and their portfolio companies on M&A and financing transactions. We believe Mr. Carter’s experience serving as an executive of businesses in the foodservice industry and as an M&A and financing attorney make him qualified to serve on our board of directors.

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

Special Advisor

Brett Biggs serves as our special advisor. Mr. Biggs served as the Chief Financial Officer of Walmart and Head of Walmart Enterprise Solutions from 2016 to January 2023. Prior to that, Mr. Biggs served as CFO for other Walmart divisions, including Walmart International, Walmart U.S., and Sam’s Club. He also served as Senior Vice President of Operations for Sam’s Club, Senior Vice President of Capital Markets, and Senior Vice President International Strategy/M&A. Prior to joining Walmart in 2000, Mr. Biggs worked in M&A at L&P, where he supported the Storage Products and Store Fixture Groups. Mr. Biggs has also served as a board member of Adobe since January 2022.

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

We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm;
●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
●	reviewing and discussing with the independent registered public accounting firm all relationships the auditors have with us in order to evaluate their continued independence;
●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;
●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

Effective January 19, 2022, we established a compensation committee of the board of directors. The members of our compensation committee are Bruce Lubin and Otis Carter. Otis Carter serves as chairman of the compensation committee. We have adopted a compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
●	reviewing and approving the compensation of all of our other executive officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
●	producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

Nominating and Corporate Governance Committee

Effective January 19, 2022, we established a nominating and corporate governance committee of the board of directors. The members of our nominating and corporate governance committee are Bruce Lubin and Otis Carter. Otis Carter serves as chair of the nominating and corporate governance committee. We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

●	identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board of directors, and recommending to the board of directors candidates for nomination for election at the annual stockholder meeting or to fill vacancies on the board of directors;
●	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines and other corporate governance related policies;
●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and
●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

None of our directors or executive officers has received directly from us any cash compensation for services rendered to us. Until the earlier of consummation of our Initial Business Combination and our liquidation, pursuant to a support services agreement we have entered into with an affiliate of our Sponsor, we pay such affiliate of our Sponsor a total of $10,000 per month for office, support and administrative services. During the year ended December 31, 2022, the Sponsor permanently waived its right to receive such fees from the Company. The Sponsor expects to continue to permanently waive its rights to receive such fees in future periods. In addition, our Sponsor, directors and officers, or any of their respective affiliates, are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made by us to our Sponsor, directors, officers or our or any of their respective affiliates.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 15, 2023 by:

●	each person known by us to be the beneficial owner of 5% or more of our outstanding shares of common stock;
●	each of our executive officers and directors that beneficially owns shares of our common stock;
●	and all our executive officers and directors as a group.

The following table sets forth information regarding the beneficial ownership of our Class A Common Stock and our Class B Common Stock. The percentage ownership of our common stock is based on 31,395,000 shares of our common stock outstanding as of the record date, consisting of 24,150,000 shares of our Class A Common Stock and 7,245,000 shares of our Class B Common Stock issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the warrants offered in our IPO or the private placement warrants as such warrants are not exercisable within 60 days of the record date.

	Class A Common Stock		Class B Common Stock
	Beneficially Owned		Beneficially Owned(2)			% of Total
Name and Address of Beneficial Owner(1)	Number of Shares	%	Number of Shares		%	Outstanding Shares
Directors and Executive Officers
Jerry Hyman(3)	—	—	7,095,375		97.9%	22.5%
Keith Jaffee(3)	—	—	7,095,375		97.9%	22.5%
George Courtot	—	—	5,250		*	*
Bruce Lubin	—	—	39,375		*	*
Otis Carter	—	—	26,250		*	*
Peter Cameron	—	—	—		—	—
All executive officers and directors as a group (seven individuals)	—	—	7,166,250	(4)	98.9%	22.8%
Five Percent Holders
Banyan Acquisition Sponsors LLC(3)	—	—	7,095,375		97.9%	22.5%
Highbridge Capital Management, LLC(5)	2,278,448	9.4%	—		—	7.3%
Saba Capital Management, L.P.(6)	1,569,187	6.5%	—		—	5.0%
*	Less than 1%.
(1)	Unless otherwise noted, the business address of each of the following is c/o Banyan Acquisition Corporation, 400 Skokie Blvd, Suite 820, Northbrook, Illinois 60062.
(2)

Interests shown consist solely of shares of Class B Common Stock. At the time of our Initial Business Combination, shares of our Class B Common Stock will automatically convert into shares of our Class A Common Stock, initially set at a one-for-one ratio but subject to adjustment.

(3)

Banyan Acquisition Sponsor LLC, our Sponsor, is the record holder of 7,095,375 shares of Class B Common Stock. Jerry Hyman and Keith Jaffee are the members of the board of managers of our Sponsor. As a result, Mr. Hyman and Mr. Jaffee may be deemed to share beneficial ownership of the shares held by our Sponsor.

(4)	Does not include 78,750 shares of Class B Common Stock previously transferred to certain of our advisors and other parties.
(5)

According to a Schedule 13G filed with the SEC on February 2, 2023, Highbridge Capital Management, LLC is the investment adviser to certain funds and accounts (the “Highbridge Funds”) with respect to the 2,278,448 shares of Class A Common Stock directly held by the Highbridge Funds. The Highbridge Funds have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the 2,278,448 shares of Class A Common Stock. Highbridge SPAC Opportunity Fund, L.P., a Highbridge Fund, has the right to receive or the power to direct the receipt of dividends or the proceeds from the sale of more than 5% of the shares of Class A Common Stock. The principal business address for Highbridge Capital Management, LLC is 277 Park Avenue, 23rd Floor, New York, New York 10172.

(6)

According to a Schedule 13G/A filed with the SEC on February 14, 2023, Saba Capital Management, L.P., Saba Capital Management GP, LLC, and Mr. Boaz R. Weinstein may be deemed beneficial owners of 1,569,187 shares of Class A Common

Stock. The funds and accounts advised by Saba Capital Management, L.P. have the right to receive the dividends from and proceeds of sales from the 1,569,187 shares of Class A Common Stock. The address of the business office of each of the reporting persons is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

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

Equity Compensation Plans

As of December 31, 2022, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

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

We currently utilize office space at 400 Skokie Blvd, Suite 820, Northbrook, Illinois from an affiliate of our Sponsor. We pay an affiliate our Sponsor $10,000 per month for office space, support and administrative services provided to members of our management team. During the year ended December 31, 2022, the Sponsor permanently waived its right to receive such fees from the Company. The Sponsor expects to continue to permanently waive its rights to receive such fees in future periods. Upon the earlier of consummation of our Initial Business Combination and our liquidation, our obligation to pay these monthly fees will cease..

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

Prior to the consummation of our Initial Public Offering, our Sponsor had agreed to loan us up to $300,000 under an unsecured promissory note to be used for a portion of the expenses of our Initial Public Offering. This loan was non-interest bearing, unsecured and was due at the earlier of March 1, 2022 or the closing of our Initial Public Offering. The outstanding loan balance of $290,000 was repaid the day of the closing of our Initial Public Offering out of the offering proceeds held in our operating account. As of December 31, 2022, there were no amounts outstanding under the promissory note with our Sponsor.

In addition, in order to finance transaction costs in connection with an intended Initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. If we complete our Initial Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. Otherwise, such loans may be repaid only out of funds held outside the Trust Account. In the event that our Initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used to repay such loaned amounts. Up to $1,800,000 of such loans, or up to an aggregate of $4,830,000 of such loans with respect to funded extension periods, may be convertible into Warrants at a price of $1.00 per Warrant at the option of the lender. The Warrants would be identical to the Private Placement Warrants issued to our Sponsor and the underwriters. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our Initial Business Combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver of any and all rights to seek access to funds in our Trust Account.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, and other required filings with the SEC during the year ended December 31, 2022 totaled approximately $147,675. The above amounts include interim procedures and audit fees.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. The aggregate fees billed by Marcum for professional services rendered for audit-related comfort letters and Form 8-K filings was approximately $12,100. We did not pay Marcum for consultations concerning financial accounting and reporting standards during the year ended December 31, 2022.

Tax Fees. We did not pay Marcum for tax planning and tax advice during the year ended December 31, 2022.

All Other Fees. We did not pay Marcum for other services during the year ended December 31, 2022.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES

(a) The following documents are filed as part of this Form 10-K:

(1) Financial Statements:

(2) Financial Statement Schedules:

None.

(b) The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation.*
3.2	Bylaws.**
4.1	Specimen Unit Certificate.**
4.2	Specimen Class A Common Stock Certificate.**
4.3	Specimen Warrant Certificate.**
4.4	Description of Securities.***
4.5	Warrant Agreement, dated January 19, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent.*
10.1	Letter Agreement, dated January 19, 2022, by and among the Company, the Sponsor, the Company’s officers and directors, and certain other third parties identified on the signature page thereto.*
10.2	Investment Management Trust Agreement, dated January 19, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as trustee.*
10.3	Registration Rights Agreement, dated January 19, 2022, by and among the Company, the Sponsor, BTIG and certain other security holders named therein.*
10.4	Support Services Agreement, dated January 19, 2022, by and between the Company and the Sponsor.*
10.5	Sponsor Warrants Purchase Agreement, dated January 19, 2022, by and between the Company and the Sponsor.*
10.6	BTIG Warrants Purchase Agreement, dated January 19, 2022, by and between the Company and BTIG.*
10.7	I-Bankers Warrants Purchase Agreement, dated January 19, 2022, by and between the Company and I-Bankers.*
10.8	Securities Subscription Agreement, dated March 16, 2021, between the Registrant and Banyan Acquisition Sponsor LLC**
10.9	Amended and Restated Promissory Note, initially dated March 16, 2021, issued to Banyan Acquisition Sponsor LLC.**
10.10	Form of Indemnity Agreement.**
14	Code of Ethics and Business Conduct.**
31.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 19, 2022
**	Incorporated by reference to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-258599) filed on January 10, 2022.
***	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 31, 2022

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 2023.

BANYAN ACQUISITION CORP.

By:	/s/ Keith Jaffee
Name:	Keith Jaffee
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Keith Jaffee	Chief Executive Officer and Director	March 31, 2023
Keith Jaffee	(Principal Executive Officer)

/s/ Jerry Hyman	Chairman and Director	March 31, 2023
Jerry Hyman

/s/ George Courtot	Chief Financial Officer	March 31, 2023
George Courtot	(Principal Financial and Accounting Officer)

/s/ Bruce Lubin	Director	March 31, 2023
Bruce Lubin

/s/ Otis Carter	Director	March 31, 2023
Otis Carter

/s/ Peter Cameron	Director	March 31, 2023
Peter Cameron

BANYAN ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Banyan Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Banyan Acquisition Corporation (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ (deficit) equity and cash flows for the year ended December 31, 2022 and for the period from March 10, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year end December 31, 2022 and for the period from March 10, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Marcum LLP

We have served as the Company’s auditor since 2021.

Boston, Massachusetts

March 31, 2023

BANYAN ACQUISITION CORPORATION

BALANCE SHEETS

	December 31,
	2022	2021
Assets
Current assets:
Cash	$510,893	$54,057
Prepaid expenses - current	256,157	—
Total Current Assets	767,050	54,057
Noncurrent assets:
Treasury securities held in trust account	250,326,857	—
Prepaid expenses - noncurrent	12,764	—
Deferred offering costs associated with the initial public offering	—	615,563
Total Noncurrent Assets	250,339,621	615,563
Total Assets	$251,106,671	$669,620
Liabilities, Redeemable Class A Common Stock and Stockholders’ (Deficit) Equity
Current liabilities:
Accrued expenses	$—	$4,703
Income tax payable	783,546	—
Accrued franchise tax expense	193,490	8,187
Accounts payable	244,891	—
Accrued offering costs	—	364,557
Promissory note – related party	—	289,425
Total Current Liabilities	1,221,927	666,872
Noncurrent liabilities:
Warrant liability	599,875	—
Deferred underwriter’s fee payable	9,660,000	—
Total Noncurrent Liabilities	10,259,875	—
Total Liabilities	11,481,802	666,872
Commitments and Contingencies (Note 8)
Redeemable Class A Common Stock
Class A common stock, $0.0001 par value; 240,000,000 shares authorized; 24,150,000 and no shares issued and outstanding subject to possible redemption, respectively	250,326,857	—
Stockholders’ (Deficit) Equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 240,000,000 shares authorized; none issued and outstanding, excluding 24,150,000 shares subject to possible redemption	—	—
Class B common stock, $0.0001 par value; 60,000,000 shares authorized; 7,245,000 shares issued and outstanding	725	725
Additional paid-in capital	—	24,275
Accumulated deficit	(10,702,713)	(22,252)
Total Stockholders’ (Deficit) Equity	(10,701,988)	2,748
Total Liabilities, Redeemable Class A Common Stock and Stockholders’ (Deficit) Equity	$251,106,671	$669,620

The accompanying notes are an integral part of the financial statements.

BANYAN ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

		For the
		Period from
		March 10, 2021
	Year	(inception)
	Ended	Through
	December 31,	December 31,
	2022	2021
Operating expenses:
Warrant issuance expense	$500,307	$—
Exchange listing fees	160,721	—
Legal fees	215,000	—
General, administrative, and other expenses	877,640	22,252
Total operating expenses	1,753,668	22,252
Loss from operations	(1,753,668)	(22,252)

Other income:
Change in fair value of warrant liability	14,304,338	—
Interest income	3,939,359	—
Unrealized gain on treasury securities held in Trust Account	57,498	—
Other income	18,301,195	—
Income (loss) before provision for income taxes	16,547,527	(22,252)
Provision for income taxes	(783,546)	—
Net income (loss)	$15,763,981	$(22,252)

Basic and diluted weighted average shares outstanding, Class A common stock	22,604,795	—

Basic and diluted net income per share, Class A common stock	$0.53	$—

Basic and diluted weighted average shares outstanding, Class B common stock (1)	7,245,000	6,300,000

Basic and diluted net income per share, Class B common stock	$0.53	$(0.00)
(1)	Excludes up to 1,125,000 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter for the period from March 10, 2021 (inception) through December 31, 2021. The Company surrendered 1,725,000 shares of Class B Common Stock on November 30, 2021 and issued an additional 345,000 shares of Class B common stock on January 19, 2022 pursuant to a stock split by way of a stock dividend for no additional consideration. The underwriters exercised the over-allotment option in full on January 24, 2022. See Note 6.

The accompanying notes are an integral part of the financial statements.

BANYAN ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2022

	Class A Common Stock
	Subject to		Class B		Additional		Total
	Possible Redemption		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance – January 1, 2022	—	$—	7,245,000	$725	$24,275	$(22,252)	$2,748
Issuance of Units in IPO	24,150,000	219,353,777	—	—	—	—	—
Deemed capital contribution from issuance of private warrants	—	—	—	—	4,504,363	—	4,504,363
Remeasurement of Class A common stock to redemption value at IPO	—	26,976,223	—	—	(4,528,638)	(22,447,585)	(26,976,223)
Remeasurement of Class A common stock to redemption	—	3,996,857	—	—	—	(3,996,857)	(3,996,857)
Net income	—	—	—	—	—	15,763,981	15,763,981
Balance – December 31, 2022	24,150,000	$250,326,857	7,245,000	$725	$—	$(10,702,713)	$(10,701,988)

FOR THE PERIOD FROM MARCH 10, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class A Common Stock
	Subject to		Class B		Additional		Total
	Possible Redemption		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – March 10, 2021 (inception)	—	$—	—	$—	—	$—	$—
Issuance of Class B common stock to Sponsor (1)	—	—	7,245,000	725	24,275	—	25,000
Net Income	—	—	—	—	—	(22,252)	(22,252)
Balance – December 31, 2021	—	$—	7,245,000	725	24,275	$(22,252)	$2,748
(1)	Includes up to 1,125,000 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. The Company surrendered 1,725,000 shares of Class B Common Stock on November 30, 2021 and issued an additional 345,000 shares of Class B common stock on January 19, 2022 pursuant to a stock split by way of a stock dividend for no additional consideration. The underwriters exercised the over-allotment option in full on January 24, 2022. See Note 6.

The accompanying notes are an integral part of the financial statements.

BANYAN ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

		For the
		Period
		From
		March 10,
		2021
	Year	(Inception)
	Ended	through
	December 31,	December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$15,763,981	$(22,252)
Adjustments to reconcile net income to net cash used in operating activities:
Interest income	(3,939,359)	—
Unrealized gain on short term investments	(57,498)	—
Change in fair value of warrant liability	(14,304,338)	—
Warrant issuance expense	500,307	—
Changes in operating assets and liabilities:
Prepaid expenses	(268,921)	—
Accrued expenses	(4,703)	4,703
Income tax payable	783,546	—
Accounts payable	244,891	8,187
Accrued offering costs	(364,556)	364,557
Accrued franchise tax	185,303	8,187
Net cash (used in) provided by operating activities	(1,461,347)	355,195

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(246,330,000)	—
Net cash (used in) provided by investing activities	(246,330,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Units in IPO, net of underwriting fee	236,670,000	—
Proceeds from sale of private placement warrants	11,910,000	—
(Payment of) proceeds from promissory note – related party	(289,425)	289,425
Deferred offering costs	(42,392)	(615,563)
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Net cash provided by (used in) financing activities	248,248,183	(301,138)

Net Change in Cash	456,836	54,057
Cash – Beginning	54,057	—
Cash – Ending	$510,893	$54,057

Non-Cash Investing and Financing Activities:
Initial fair value of Class A common stock subject to possible redemption	$219,353,777	$—
Remeasurement of Class A common stock subject to possible redemption	$30,973,080	$—
Deferred underwriter fee payable	$9,660,000	$—
Initial measurement of warrant liability	$14,904,213	$—
Deferred offering costs included in accrued offering costs	$—	$364,557
Prepaid expenses paid by Sponsor in exchange for issuance of Class B common stock	$—	$25,000

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from March 10, 2021 (inception) through December 31, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and pursuit of a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of unrealized gains and interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Liquidity, Capital Resources and Going Concern

As of December 31, 2022, the Company had $510,893 in operating cash and a working capital deficit of $(454,877). Working capital deficit excludes amounts for marketable securities held in the Trust Account and the deferred underwriters fee payable.

The Company’s liquidity needs up to December 31, 2022 had been satisfied through a payment from the Sponsor of $25,000 for Class B common stock, par value $0.0001 per share (“Class B common stock” and shares thereof, “Founder Shares”), the Initial Public Offering and the issuance of the Private Placement Warrants. Additionally, the Company drew on an unsecured promissory note to pay certain offering costs (see Note 5).

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

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern through the end of the Combination Period on April 24, 2023 (without extensions), at which point the Company will be subject to mandatory liquidation, which is within twelve months of the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”).

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $510,893 and $54,057 of operating cash and no cash equivalents as of December 31, 2022 and 2021, respectively.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed federally insured limits. Exposure to cash and cash equivalents credit risk is reduced by placing such deposits with major financial institutions and monitoring their credit ratings. At December 31, 2022, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) will be classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock includes certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. As of December 31, 2022 and 2021, there were 24,150,000 and zero shares of Class A common stock subject to possible redemption issued or outstanding, respectively.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares of common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit. On January 24, 2022, the Company recorded an accretion amount of $26,976,223, $4,528,638 of which was recorded in additional paid-in capital and $22,447,585 was recorded in accumulated deficit. The Company has subsequently recorded additional remeasurements of $3,996,857 to remeasure the value of Class A common stock subject to possible to redemption to its redemption value of $250,326,857.

Class A common stock subject to possible redemption is reflected on the balance sheet at December 31, 2022 as follows:

Gross proceeds from initial public offering	$241,500,000
Less:
Fair value allocated to public warrants	(7,498,575)
Offering costs allocated to Class A common stock subject to possible redemption	(14,647,648)
Plus:
Re-measurement on Class A common stock subject to possible redemption	30,973,080
Class A common stock subject to possible redemption, December 31, 2022	$250,326,857

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. There were no unrecognized tax benefits as of December 31, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company has identified the United States as its only “major” tax jurisdiction. The Company may be subject to potential examination by federal and state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Income (Loss) Per Share of Common Stock

Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Shares of common stock subject to possible redemption at December 31, 2022, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net income (loss) per common stock since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not included the Public Warrants and the Private Placement Warrants in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As a result, diluted net income (loss) per share of common stock is the same as basic net income (loss) per share of common stock for the periods presented.

The Company’s statement of operations includes a presentation of net income (loss) per share of common stock subject to possible redemption and allocates the net income (loss) into the two classes of shares in calculating net income (loss) per common stock, basic and diluted. For redeemable Class A common stock, net income (loss) per share of common stock is calculated by dividing the net income (loss) by the weighted average number of shares of Class A common stock subject to possible redemption outstanding since original issuance. For non-redeemable Class B common stock, net income (loss) per share is calculated by dividing the net income (loss) by the weighted average number of shares of non-redeemable Class B common stock outstanding for the period. Non-redeemable Class B common stock includes the Founder Shares, as these shares do not have any redemption features and do not participate in the income earned on the Trust Account. As of December 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company.

The following table reflects the calculation of basic and diluted net loss per share of common stock (in dollars, except per share amounts):

	Twelve Months
	Ended
	December 31,
	2022	2021
Class A common stock subject to possible redemption
Numerator: Income attributable to Class A common stock subject to possible redemption
Net income	$11,937,823	$—
Denominator: Weighted average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	22,604,795	—
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.53	$—

Non-Redeemable Class B common stock
Numerator: Income attributable to non-redeemable Class B common stock
Net income (loss)	$3,826,158	$(22,252)
Denominator: Weighted average non-redeemable Class B common stock
Basic and diluted weighted average shares outstanding, non-redeemable Class B common stock	7,245,000	6,300,000
Basic and diluted net income (loss) per share, non-redeemable Class B common stock	$0.53	$(0.00)

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. We are currently assessing the impact, if any, that ASU 2020-06 would have on our financial position, results of operations or cash flows.

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

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,800,000 of such Working Capital Loans, or up to an aggregate of $4,830,000 of such Working Capital Loans with respect to funded extension periods, may be convertible into warrants at a price of $1.00 per warrant, of the post-Business Combination entity. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The warrants would be identical to the Private Placement Warrants. As of December 31, 2022 and 2021, there were no amounts outstanding under the Working Capital Loans.

Support Services Agreement

Commencing on the listing date, the Company agreed to pay the Sponsor pursuant to a support services agreement a total of $10,000 per month for office space provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company’s contractual obligation under the support services agreement to pay these monthly fees will cease. For twelve months ended December 31, 2022, the Sponsor permanently waived its right to receive such fees from the Company. The Sponsor expects to continue to permanently waive its rights to receive such fees in future periods.

NOTE 6 — STOCKHOLDERS’ (DEFICIT) EQUITY

Preferred stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue 240,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2022, there were no shares of Class A common stock issued and outstanding, excluding 24,150,000 shares of Class A common stock subject to possible redemption. At December 31, 2021, there were no shares of Class A common stock issued or outstanding.

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

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional warrants were issued upon separation of the Units and only whole warrants will trade. Accordingly, unless a unit holder purchased at least two Units, they will not be able to receive or trade a whole warrant. The Public Warrants will become exercisable on the later of (a) 12 months from the closing of the Initial Public Offering and (b) 30 days after the completion of a Business Combination.

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

NOTE 9 — FAIR VALUE MEASUREMENTS

At December 31, 2022, the Company’s warrant liability was valued at $599,875. Under the guidance in ASC 815-40, the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment. As such, the Public Warrants and the Private Placement Warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

The following table presents fair value information as of December 31, 2022, of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the private warrant liability is classified within Level 3 of the fair value hierarchy. The Company transferred the fair value of Public Warrants from a Level 3 measurement to a Level 1 measurement as a result of the Public Warrants detaching from the Units and becoming separately tradable:

	Public	Private Placement	Total Level 3
	Warrants	Warrants	Financial Instruments
Derivative warrant liabilities at March 10, 2021 (inception)	$—	$—	$—
Initial fair value at issuance	7,498,575	7,405,638	14,904,213
Transfer public warrant liability to Level 1 measurement	(7,498,575)	—	(7,498,575)
Change in fair value	—	(7,107,638)	(7,107,638)
Level 3 derivative warrant liabilities at December 31, 2022	$—	$298,000	$298,000

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

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis at December 31, 2022:

	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and marketable securities held in trust account	$250,326,857	$—	$—
Liabilities
Public Warrants	$301,875	$—	$—
Private Placement Warrants	$—	$—	$298,000

The following table presents the changes in the fair value of derivative warrant liabilities for the twelve months ended December 31, 2022:

		Private
	Public	Placement	Warrant
	Warrants	Warrants	Liability
Derivative warrant liabilities as of January 1, 2022	$—	$—	$—
Initial fair value of warrant liabilities at January 24, 2022	7,498,575	7,405,638	14,904,213
Change in fair value	(7,196,700)	(7,107,638)	(14,304,338)
Derivative warrant liabilities as of December 31, 2022	$301,875	$298,000	$599,875

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

The key inputs into the Monte Carlo simulation model formula were as follows at December 31, 2022:

	December 31, 2022
	Public	Private
Input	Warrants	Warrants
Common stock price	$—	$10.21
Exercise price	$—	$11.50
Risk-free rate of interest	—%	3.95%
Volatility	—%	0.00%
Term	—	5.25
Value of one warrant	$0.03	$0.03
Dividend yield	—%	0.00%

During the twelve ended December 31, 2022, the Public Warrants detached from the Units and are separately tradable (NYSE: BYN.WS). As such, the fair value of the Public Warrants as of December 31, 2022 is based on the price of the Public Warrants at market close.

The key inputs into the Monte Carlo simulation model formula were as follows at January 24, 2022:

	January 24, 2022
	Public	Private
Input	Warrants	Warrants
Common stock price	$9.69	$9.69
Exercise price	$11.50	$11.50
Risk-free rate of interest	1.61%	1.61%
Volatility	10.85%	10.86%
Term	6.00	6.00
Value of one warrant	$0.62	$0.62
Dividend yield	0.00%	0.00%

NOTE 10 — INCOME TAX

The Company’s net deferred tax assets at December 31, 2022 and 2021 is as follows:

	December 31,
	2022	2021
Deferred tax assets
Capitalized start-up costs	$329,224	$4,009
Net operating loss carryforwards	—	2,334
Total deferred tax assets	329,224	6,343
Valuation allowance	(317,149)	(6,343)
Deferred tax liabilities
Accrued expenses & other	(12,075)	—
Total deferred tax liabilities	(12,075)	—
Net deferred tax assets	$—	—

The components of the income tax provision for the years ended December 31, 2022 and 2021 is as follows:

	December 31,
	2022	2021
Current expense
Federal	$783,546	—
State	—	—

Deferred benefit
Federal	(312,476)	(4,673)
State	1,670	(1,670)

Change in Valuation Allowance	310,806	6,343

Income tax expense	$783,546	—

As of December 31, 2022, the Company has no state or federal net operating loss carryforwards.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2022, and for the period from March 10, 2021 (inception) through December 31, 2021, the change in the valuation allowance was $310,806 and $6,343, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2022 and 2021is as follows:

	December 31,
	2022	2021
Statutory U.S. federal income tax rate	21.00%	21.00%
Change in fair value of warrant liabilities	(18.15)%	0.00%
State taxes, net of federal tax benefit	(0.01)%	7.51%
Change in valuation allowance	1.88%	(28.51)%
Income tax provision	4.74%	0.00%

The Company’s effective tax rates for the periods presented differ from the expected (statutory) rates due to changes in state taxes, net of federal tax benefit, and the recording of full valuation allowances on deferred tax assets.

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open and subject to examination. The Company considers Delaware to be a significant state tax jurisdiction.

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