Form 10-Q
period 2023-03-31
Banyan Acquisition Corp
filed 2023-05-15
CIK 1852633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 15, 2023, there were 5,998,687 shares of Class A common stock, $0.0001 par value, and 5,245,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

BANYAN ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

PART I—FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

BANYAN ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash	$1,903,164	$510,893
Prepaid expenses - current	277,795	256,157
Total Current Assets	2,180,959	767,050
Noncurrent assets:
Treasury securities held in trust account	251,139,962	250,326,857
Prepaid expenses - noncurrent	—	12,764
Total Noncurrent Assets	251,139,962	250,339,621
Total Assets	$253,320,921	$251,106,671
Liabilities, Redeemable Class A Common Stock and Stockholders’ Deficit
Current liabilities:
Accrued expenses	$140,000	$—
Income tax payable	1,346,142	783,546
Accrued franchise tax expense	49,315	193,490
Accounts payable	129,064	244,891
Total Current Liabilities	1,664,521	1,221,927
Noncurrent liabilities:
Warrant liability	1,052,395	599,875
Deferred underwriter’s fee payable	9,660,000	9,660,000
Total Noncurrent Liabilities	10,712,395	10,259,875
Total Liabilities	12,376,916	11,481,802
Commitments and Contingencies (Note 8)
Redeemable Class A Common Stock
Class A common stock, $0.0001 par value; 240,000,000 shares authorized; 24,150,000 and no shares issued and outstanding subject to possible redemption, respectively	251,139,962	250,326,857
Stockholders’ Deficit:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 240,000,000 shares authorized; none issued and outstanding, excluding 24,150,000 shares subject to possible redemption	—	—
Class B common stock, $0.0001 par value; 60,000,000 shares authorized; 7,245,000 shares issued and outstanding	725	725
Additional paid-in capital	—	—
Accumulated deficit	(10,196,682)	(10,702,713)
Total Stockholders’ Deficit	(10,195,957)	(10,701,988)
Total Liabilities, Redeemable Class A Common Stock and Stockholders’ Deficit	$253,320,921	$251,106,671

The accompanying notes are an integral part of the unaudited condensed financial statements.

BANYAN ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the
	Three Months Ended
	March 31,
	2023	2022
Operating expenses:
Warrant issuance expense	$—	$500,307
Exchange listing fees	21,020	100,188
Legal fees	140,000	95,000
General, administrative, and other expenses	217,210	228,021
Total operating expenses	378,230	923,516
Loss from operations	(378,230)	(923,516)

Other income (expenses):
Change in fair value of warrant liability	(452,520)	10,300,756
Interest income on cash held in bank account	10,831	—
Interest income on treasury securities held in Trust Account	2,717,515	—
Unrealized (loss) gain on treasury securities held in Trust Account	(15,864)	65,397
Other income	2,259,962	10,366,153
Income loss before provision for income taxes	1,881,732	9,442,637
Provision for income taxes	(562,596)	—
Net income	$1,319,136	$9,442,637

Basic and diluted weighted average shares outstanding, Class A common stock	24,125,000	17,978,833

Basic and diluted net income per share, Class A common stock	$0.04	$0.37

Basic and diluted weighted average shares outstanding, Class B common stock (1)	7,245,000	7,245,000

Basic and diluted net income per share, Class B common stock	$0.04	$0.37

The accompanying notes are an integral part of the unaudited condensed financial statements.

BANYAN ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A Common Stock
	Subject to		Class B		Additional		Total
	Possible Redemption		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2022	24,150,000	$250,326,857	7,245,000	$725	$—	$(10,702,713)	$(10,701,988)
Remeasurement of Class A common stock to redemption value	—	813,105	—	—	—	(813,105)	(813,105)
Net income	—	—	—	—	—	1,319,136	1,319,136
Balance – March 31, 2023 (unaudited)	24,150,000	$251,139,962	7,245,000	$725	$—	$(10,196,682)	$(10,195,957)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A Common Stock
	Subject to		Class B		Additional		Total
	Possible Redemption		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance – December 31, 2021	—	$—	7,245,000	$725	$24,275	$(22,252)	$2,748
Issuance of Units in IPO	24,150,000	219,353,777	—	—	—	—	—
Deemed capital contribution from issuance of private warrants	—	—	—	—	4,504,363	—	4,504,363
Remeasurement of Class A common stock to redemption value at IPO	—	26,976,223	—	—	(4,528,638)	(22,447,585)	(26,976,223)
Remeasurement of Class A common stock to redemption value	—	65,397	—	—	—	(65,397)	(65,397)
Net income	—	—	—	—	—	9,442,637	9,442,637
Balance – March 31, 2022 (unaudited)	24,150,000	$246,395,397	7,245,000	$725	$—	$(13,092,597)	$(13,091,872)

The accompanying notes are an integral part of the unaudited condensed financial statements.

BANYAN ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2023	2022
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$1,319,136	$9,442,637
Adjustments to reconcile net income to net cash used in operating activities:
Interest income on treasury securities held in Trust Account	(2,717,515)	—
Unrealized loss (gain) on short term -investments held in Trust Account	15,864	(65,397)
Change in fair value of warrant liability	452,520	(10,300,756)
Warrant issuance expense	—	500,307
Changes in operating assets and liabilities:
Prepaid expenses	(8,874)	(513,870)
Accrued expenses	140,000	282,821
Income tax payable	562,596	—
Accounts payable	(115,827)	69,112
Accrued offering costs	—	(363,952)
Accrued franchise tax	(144,175)	50,000
Net cash used in operating activities	(496,275)	(899,098)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(246,330,000)
Withdrawal from Trust Account for taxes	1,888,546	—
Net cash provided by (used in) investing activities	1,888,546	(246,330,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Units in IPO, net of underwriting fee	—	236,670,000
Proceeds from sale of private placement warrants	—	11,910,000
Payment of promissory note – related party	—	(289,425)
Deferred offering costs	—	(92,391)
Net cash (used in) provided by financing activities	—	248,198,184

Net Change in Cash	1,392,271	969,086
Cash – Beginning	510,893	54,057
Cash – Ending	$1,903,164	$1,023,143

Non-Cash Investing and Financing Activities:
Initial fair value of Class A common stock subject to possible redemption	$—	$219,353,777
Remeasurement of Class A common stock subject to possible redemption	$813,105	$27,041,620
Deferred underwriter fee payable	$—	$9,660,000
Initial measurement of warrant liability	$—	$14,904,212

The accompanying notes are an integral part of the unaudited condensed financial statements.

BANYAN ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from March 10, 2021 (inception) through March 31, 2023, relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and pursuit of a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of unrealized gains and interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Following the closing of the Initial Public Offering on January 24, 2022, $246,330,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (“Trust Account”), located in the United States which will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation, and (iii) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination within 15 months from January 24, 2022 (or up to 21 months from January 24, 2022, if the Company extends the time to complete a business combination) (the “Combination Period”), the closing of the Initial Public Offering.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from whom shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022. The Company is assessing the potential impact of the IR Act on its financial statements.

The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Liquidity, Capital Resources and Going Concern

As of March 31, 2023, the Company had $1,903,164 in operating cash and working capital of $516,438.

The Company’s liquidity needs up to March 31, 2023, had been satisfied through a payment from the Sponsor of $25,000 for Class B common stock, par value $0.0001 per share (“Class B common stock” and shares thereof, “Founder Shares”), the Initial Public Offering and the issuance of the Private Placement Warrants. Additionally, the Company drew on an unsecured promissory note to pay certain offering costs (see Note 5).

The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. Although no formal agreement exists, the Sponsor has agreed to extend Working Capital Loans as needed (defined in Note 5 below). Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that (i) new financing will be available to it on commercially acceptable terms, if at all, or (ii) its plans to consummate an initial Business Combination will be successful. In addition, management is currently evaluating the impact of the COVID-19 pandemic and its effect on the Company’s financial position, results of its operations and/or search for a target company.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern through the end of the Combination Period on December 24, 2023 (see Note 11). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering, as filed with the SEC on January 24, 2022, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on March 10, 2022, and the Company’s Annual Report filed on Form 10-K as filed with the SEC on March 31, 2023. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,903,164 and $510,893 of operating cash and no cash equivalents as of March 31, 2023 and December 31, 2022, respectively.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed federally insured limits. Exposure to cash and cash equivalents credit risk is reduced by placing such deposits with major financial institutions and monitoring their credit ratings. At March 31, 2023, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) will be classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock includes certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. As of March 31, 2023 and December 31, 2022, there were 24,150,000 shares of Class A common stock subject to possible redemption issued or outstanding.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares of common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit. On January 24, 2022, the Company recorded an accretion amount of $26,976,223, $4,528,638 of which was recorded in additional paid-in capital and $22,447,585 was recorded in accumulated deficit. The Company has subsequently recorded additional remeasurements of $4,809,962 to remeasure the value of Class A common stock subject to possible to redemption to its redemption value of $251,139,962.

Class A common stock subject to possible redemption is reflected on the balance sheet at March 31, 2023 and December 31, 2022, as follows:

Gross proceeds from initial public offering	$241,500,000
Less:
Fair value allocated to public warrants	(7,498,575)
Offering costs allocated to Class A common stock subject to possible redemption	(14,647,648)
Plus:
Remeasurement on Class A common stock subject to possible redemption	30,973,080
Class A common stock subject to possible redemption, December 31, 2022	$250,326,857
Remeasurement on Class A common stock subject to possible redemption	813,105
Class A common stock subject to possible redemption, March 31, 2023	251,139,962

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. There were no unrecognized tax benefits as of March 31, 2023. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company has identified the United States as its only “major” tax jurisdiction. The Company may be subject to potential examination by federal and state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next 12 months.

Net Income Per Share of Common Stock

Net income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Shares of common stock subject to possible redemption at March 31, 2023, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net income per common stock since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not included the Public Warrants and the Private Placement Warrants in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock for the periods presented.

The Company’s statement of operations includes a presentation of net income per share of common stock subject to possible redemption and allocates the net income into the two classes of shares in calculating net income per common stock, basic and diluted. For redeemable Class A common stock, net income per share of common stock is calculated by dividing the net income by the weighted average number of shares of Class A common stock subject to possible redemption outstanding since original issuance. For non-redeemable Class B common stock, net income per share is calculated by dividing the net income by the weighted average number of shares of non-redeemable Class B common stock outstanding for the period. Non-redeemable Class B common stock includes the Founder Shares, as these shares do not have any redemption features and do not participate in the income earned on the Trust Account. As of March 31, 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company.

The following table reflects the calculation of basic and diluted net loss per share of common stock (in dollars, except per share amounts):

	For the Three Months Ended
	March 31,
	2023	2022
Class A common stock subject to possible redemption
Numerator: Income attributable to Class A common stock subject to possible redemption
Net income	$1,014,477	$6,730,390
Denominator: Weighted average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	24,125,000	17,978,333
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.04	$0.37

Non-Redeemable Class B common stock
Numerator: Net income
Net income	$304,659	$2,712,247
Denominator: Weighted average non-redeemable Class B common stock
Basic and diluted weighted average shares outstanding, non-redeemable Class B common stock	7,245,000	7,245,000
Basic and diluted net income per share, non-redeemable Class B common stock	$0.04	$0.37

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

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). The Working Capital Loans would either be repaid upon consummation of a Business

Combination, without interest, or, at the lender’s discretion, up to $1,800,000 of such Working Capital Loans, or up to an aggregate of $4,830,000 of such Working Capital Loans with respect to funded extension periods, may be convertible into warrants at a price of $1.00 per warrant, of the post-Business Combination entity. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The warrants would be identical to the Private Placement Warrants. As of March 31, 2023 and December 31, 2022, there were no amounts outstanding under the Working Capital Loans.

Support Services Agreement

Commencing on the listing date, the Company agreed to pay the Sponsor pursuant to a support services agreement a total of $10,000 per month for office space provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company’s contractual obligation under the support services agreement to pay these monthly fees will cease. For the three months ended March 31, 2023, the Sponsor permanently waived its right to receive such fees from the Company. The Sponsor expects to continue to permanently waive its rights to receive such fees in future periods.

NOTE 6 — STOCKHOLDERS’ (DEFICIT) EQUITY

Preferred stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue 240,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were no shares of Class A common stock issued and outstanding, excluding 24,150,000 shares of Class A common stock subject to possible redemption.

Class B common stock — The Company is authorized to issue 60,000,000 shares of Class B common stock with a par value of $0.0001 per share. In March 2021, the Sponsor purchased 8,625,000 shares of Class B common stock for an aggregate purchase price of $25,000 and an aggregate of 142,500 of such shares Founder Shares were subsequently transferred to our independent directors, executive officers and special advisor and other third parties. On November 30, 2021, the Sponsor surrendered 1,725,000 shares of Class B common stock as a result of changes to the terms of the Initial Public Offering. On January 19, 2022, the Company issued an additional 345,000 shares of Class B common stock pursuant to a stock split for no additional consideration as a result of the upsize to the Company’s Initial Public Offering. Share amounts and related information have been retrospectively restated for the share surrender and stock split. Thus, as of March 31, 2023 and December 31, 2022, the Company presented 7,245,000 shares of Class B common stock issued and outstanding on the balance sheet.

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

NOTE 7 — WARRANT LIABILITY

The Company accounts for the 23,985,000 warrants issued in connection with the Initial Public Offering (the 12,075,000 Public Warrants and the 11,910,000 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classifies each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such remeasurement, the warrant liability is adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations.

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

In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the shares of Class A common stock during the 20 -trading day period starting on the trading day prior to the day on which the Company consummates a Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price and the “Redemption of Warrants when the price per share of Class A common stock equals or exceeds $10.00” described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described above under “Redemption of Warrants when the price per share of Class A common stock equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

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

NOTE 9 — FAIR VALUE MEASUREMENTS

At March 31, 2023, the Company’s warrant liability was valued at $1,052,395. Under the guidance in ASC 815-40, the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment. As such, the Public Warrants and the Private Placement Warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each remeasurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

The following table presents fair value information as of March 31, 2023, of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the private warrant liability is classified within Level 3 of the fair value hierarchy. The Company transferred the fair value of Public Warrants from a Level 3 measurement to a Level 1 measurement as a result of the Public Warrants detaching from the Units and becoming separately tradable:

	Public	Private Placement	Total Level 3
	Warrants	Warrants	Financial Instruments
Derivative warrant liabilities at December 31, 2022	$—	$298,000	$298,000
Change in fair value	—	240,000	240,000
Level 3 derivative warrant liabilities at March 31, 2023	$—	$538,000	$538,000

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

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis at March 31, 2023:

	(Level 1)	(Level 2)	(Level 3)
Assets
Treasury securities held in trust account	$251,139,962	$—	$—
Liabilities
Public Warrants	$514,395	$—	$—
Private Placement Warrants	$—	$—	$538,000

The following table presents the changes in the fair value of derivative warrant liabilities for the three months ended March 31, 2023:

		Private
	Public	Placement	Warrant
	Warrants	Warrants	Liability
Derivative warrant liabilities as of December 31, 2022	$301,875	$298,000	$599,875
Change in fair value	212,520	240,000	452,520
Derivative warrant liabilities as of March 31, 2023	$514,395	$538,000	$1,052,395

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

The key inputs into the Monte Carlo simulation model formula were as follows at March 31, 2023:

Private
Input	Warrants
Common stock price	$10.40
Exercise price	$11.50
Risk-free rate of interest	3.560%
Volatility	0.001%
Term	5.25
Value of one warrant	$0.045
Dividend yield	0.000%

During the three months ended March 31, 2023, the Public Warrants detached from the Units and are separately tradable (NYSE: BYN.WS). As such, the fair value of the Public Warrants as of March 31, 2023, is based on the price of the Public Warrants at market close.

The key inputs into the Monte Carlo simulation model formula were as follows at January 24, 2022:

	January 24, 2022
	Public	Private
Input	Warrants	Warrants
Common stock price	$9.69	$9.69
Exercise price	$11.50	$11.50
Risk-free rate of interest	1.61%	1.61%
Volatility	10.85%	10.86%
Term	6.00	6.00
Value of one warrant	$0.62	$0.62
Dividend yield	0.00%	0.00%

NOTE 10 — INCOME TAX

The Company utilized the discrete method for estimating its interim income tax provision. During the three months ended March 31, 2023, the Company recorded an income tax provision of $562,596. Our effective tax rate was 29.90% for the three months ended March 31, 2023. The effective tax rate differs from the Federal statutory tax rate of 21% for the three months ended March 31, 2023, due to changes in the fair value of warrant liabilities and valuation allowance on the deferred tax assets.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which primarily consist of capitalized startup costs. The Company considered the history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies, and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. As such, the Company recorded a full valuation allowance against net deferred tax assets as of March 31, 2023.

NOTE 11 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events to determine if events or transactions occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements which have not been previously adjusted or disclosed within the financial statements, other than the below.

At a reconvened special meeting of stockholders held on April 21, 2023 (the “Special Meeting”), the Company’s stockholders approved, and the Company subsequently adopted, (x) an amendment to the Company’s amended and restated certificate of incorporation (the “Charter Amendment) which provided that (i) the Company shall have the option to extend the period by which it must complete an initial Business Combination by eight months, from April 24, 2023 to December 24, 2023 (the “Extension Option”) and (ii) that each of the holders of shares of the Company’s Class B common stock shall have the right at any time to convert any and all of their shares of the Company’s Class B common stock to shares of the Company’s Class A common stock on a one-for-one basis prior to the closing of an initial Business Combination, at the election of such holder and (y) an amendment to the Investment Management Trust Agreement (the “Trust Amendment”), which provided that the Company shall have the right to extend the period by which it must complete an initial Business Combination by eight months, from April 24, 2023 to December 24, 2023, without having to make any payment to the trust account established in connection with the Company’s initial public offering. Additionally, in connection with the Special Meeting, the Company and the Sponsor entered into certain non-redemption agreements with certain unaffiliated third parties, pursuant to which the Sponsor agreed to transfer an aggregate of 1,018,750 shares of Class B common stock to such third parties immediately following consummation of an initial Business Combination if such third parties continued to hold certain amounts of Class A common stock through the closing of the Special Meeting and assuming the Charter Amendment and the Trust Amendment were adopted.

In connection with the stockholders’ vote at the Special Meeting, holders of 20,151,313 shares of Class A common stock exercised their right to redeem their shares for cash at an approximate price of $10.42 per share, which resulted in an aggregate payment to such redeeming holders of $210,031,815.49. As of April 30, 2023 (and inclusive of the payment referenced in the preceding sentence, the trust account balance was $41,877,015.

The Charter Amendment and the Trust Amendment received the requisite votes at the Special Meeting and were subsequently adopted by the Company. On April 21, 2023, the Company filed the Charter Amendment with the Secretary of State for the State of Delaware. On April 21, 2023, the Company exercised the Extension Option, extending the time allotted to complete an initial Business Combination by eight months, from April 24, 2023 to December 24, 2023.

On April 21, 2023, pursuant to the terms of the Charter Amendment, the Sponsor converted 2,000,000 shares of Class B common stock held by it on a one-for-one basis into shares of Class A common stock with immediate effect. Following such conversion and taking into account the redemptions described above, there are 5,998,687 shares of Class A common stock issued and outstanding and 5,245,000 shares of Class B common stock issued and outstanding as of the date hereof.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (this “Quarterly Report”) to “we,” “us” or the “Company” refer to Banyan Acquisition Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Banyan Acquisition Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Initial Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Initial Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report filed on Form 10-K as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Delaware corporation on March 10, 2021, and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Initial Business Combination”). We intend to effectuate our Initial Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, the proceeds of the sale of our shares in connection with our Initial Business Combination (pursuant to forward purchase agreements or backstop agreements we may enter into or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing or other sources.

As indicated in the accompanying financial statements, at March 31, 2023 we had $1,903,164 in cash and working capital of $516,438. Further, we expect to continue to incur significant costs in the pursuit of our Initial Business Combination. We cannot assure our stockholders that our plans to complete an Initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 10, 2021 (inception) through March 31, 2023, were organizational activities and those related to our intent to effectuate an Initial Business Combination. We do not expect to generate any operating revenues until after completion of our Initial Business Combination. We will generate non-operating income in the form of interest income on the cash and cash equivalents held in the Trust Account. No material adverse change has occurred since the date of our audited financial statements. We expect to continue to incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, an Initial Business Combination.

For the three months ended March 31, 2023, we had net income of $1,319,136, which consisted of $378,230 in expenses, a $452,520 loss on the change in the fair value of warrant liabilities, a $15,864 unrealized loss on short -term investments held in the trust account and a $562,596 provision for income taxes, offset by $2,717,515 of interest income.

For the three months ended March 31, 2022, we had net income of $9,442,637, which consisted of $923,516 in expenses offset by a $10,300,756 gain on the change in the fair value of warrant liabilities and a $65,397 unrealized gain on short -term investments held in the trust account.

Liquidity and Capital Resources

As of March 31, 2023, we had cash of $1,903,164. Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of common stock by the Sponsor and loans from our Sponsor.

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

As of March 31, 2023, we had treasury securities held in the Trust Account of $251,139,962 (including approximately $2,717,515 of interest income and $15,864 of unrealized loss on U.S. Treasury Bills with a maturity of 185 days or less for the three months ended March 31, 2023). Interest earned on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2023, we have withdrawn $1,888,546 of interest earned from the Trust Account to pay taxes.

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

As of March 31, 2023, we had available to us $1,903,164 of cash held outside the Trust Account. We intend to use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure and negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the Trust Account is not sufficient to pay our taxes.

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

At a reconvened special meeting of stockholders held on April 21, 2023 (the “Special Meeting”), the Company’s stockholders approved, and the Company subsequently adopted, (x) an amendment to the Company’s amended and restated certificate of incorporation (the “Charter Amendment) which provided that (i) the Company shall have the option to extend the period by which it must complete an initial Business Combination by eight months, from April 24, 2023 to December 24, 2023 (the “Extension Option”) and (ii) that each of the holders of shares of the Company’s Class B common stock shall have the right at any time to convert any and all of their shares of the Company’s Class B common stock to shares of the Company’s Class A common stock on a one-for-one basis prior to the closing of an initial Business Combination, at the election of such holder and (y) an amendment to the Investment Management Trust Agreement (the “Trust Amendment”), which provided that the Company shall have the right to extend the period by which it must complete an initial Business Combination by eight months, from April 24, 2023 to December 24, 2023, without having to make any payment to the trust account established in connection with the Company’s initial public offering. Additionally, in connection with the Special Meeting, the Company and the Sponsor entered into certain non-redemption agreements with certain unaffiliated third parties, pursuant to which the Sponsor agreed to transfer an aggregate of 1,018,750 shares of Class B common stock to such third parties immediately following consummation of an initial Business Combination if such third parties continued to hold certain amounts of Class A common stock through the closing of the Special Meeting and assuming the Charter Amendment and the Trust Amendment were adopted.

In connection with the stockholders’ vote at the Special Meeting, holders of 20,151,313 shares of Class A common stock exercised their right to redeem their shares for cash at an approximate price of $10.42 per share, which resulted in an aggregate payment to such redeeming holders of $210,031,815.49. As of April 30, 2023 (and inclusive of the payment referenced in the preceding sentence), the trust account balance was $41,877,015.

On April 21, 2023, pursuant to the terms of the Charter Amendment, the Sponsor converted 2,000,000 shares of Class B common stock held by it on a one-for-one basis into shares of Class A common stock with immediate effect. Following such conversion and taking into account the redemptions described above, there are 5,998,687 shares of Class A common stock issued and outstanding and 5,245,000 shares of Class B common stock issued and outstanding as of the date hereof. For more information on the Special Meeting, please refer to Item 1. Note 11 “Subsequent Events.”

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay an affiliate of our Sponsor a monthly fee of $10,000 for office space, operational support and secretarial and administrative services. We became contractually obligated to pay these fees on January 19, 2022, and will continue to be contractually obligated to pay these fees monthly until the earlier of the completion of the Initial Business Combination and our liquidation. For the three months ended March 31, 2023, the Sponsor permanently waived its right to receive such fees from the Company. The Sponsor expects to continue to permanently waive its rights to receive such fees in future periods.

The underwriters are entitled to a deferred fee of $0.40 per Unit, or $9,660,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete an Initial Business Combination and certain other conditions are met.

Critical Accounting Estimates

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current principal executive officer and principal financial and accounting officer, the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2023, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K filed with the SEC on March 31, 2023 (our “Annual Report”). Except as described below, as of the date of this report, there have been no material changes to the risk factors disclosed in our Annual Report. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. The information presented below updates, and should be read in conjunction with, the risk factors disclosed in our Annual Report and other reports we file with, or furnish to, the SEC. There have been no material changes in our risk factors since such filings, except for the following:

The reduction in the amount currently held in trust as a result of redemptions that were effected by our stockholders in connection with the recent modification of our charter and trust agreement to extend the completion window may limit the quantity and quality of Initial Business Combinations available to us.

In connection with the recent amendment of our charter and the trust agreement entered into between us and Continental Stock Transfer & Trust Company to extend the completion window to December 24, 2023, stockholders were offered the opportunity to exercise their redemption rights and the amount held in trust was significantly reduced as a result of such redemptions. This reduction in the amount held in trust may limit our attractiveness as a business combination partner, may limit the size of our Initial Business Combination, and may reduce the options available to us for consummating our Initial Business Combination. This may result in us being unable to consummate our Initial Business Combination during the completion window or could impact the value and opportunity for appreciation of our common stock following the consummation of our Initial Business Combination.

There are no assurances that the extension will enable us to complete an Initial Business Combination.

Even though we extended the time to complete a business combination by eight months from April 24, 2023 to December 24, 2023, pursuant to our amended and restated certificate of incorporation, as amended, and the trust agreement, as amended, we can still provide no assurances that an Initial Business Combination will be consummated prior to such date. Our ability to consummate an Initial Business Combination is dependent on a variety of factors, many of which are beyond our control. We expect to seek stockholder approval prior to consummating an Initial Business Combination, and we will be required to offer stockholders redemption rights again in connection with any stockholder vote to approve an Initial Business Combination. Even if an Initial Business Combination is approved by our stockholders, it is possible that redemptions will leave us with insufficient cash to consummate an Initial Business Combination on commercially acceptable terms, or at all. Other than in connection with a redemption offer or liquidation, our stockholders may be unable to recover their investment except through sales of shares of our Class A common stock on the open market. The price of our Class A common stock may be volatile, and there can be no assurance that stockholders will be able to dispose of such shares at favorable prices, or at all.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

All recent unregistered sales of securities have been previously reported.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation.(1)

3.2	Bylaws.(2)

4.1	Specimen Unit Certificate.(2)

4.2	Specimen Class A Common Stock Certificate.(2)

4.3	Specimen Warrant Certificate.(2)

4.4	Warrant Agreement, dated January 19, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)

10.1	Letter Agreement, dated January 19, 2022, by and among the Company, the Sponsor, the Company’s officers and directors, and certain other third parties identified on the signature page thereto.(1)

10.2	Investment Management Trust Agreement, dated January 19, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as trustee.(1)

10.3	Registration Rights Agreement, dated January 19, 2022, by and among the Company, the Sponsor, BTIG, LLC and certain other security holders named therein.(1)

10.4	Support Services Agreement, dated January 19, 2022, by and between the Company and the Sponsor.(1)

10.5	Sponsor Warrants Purchase Agreement, dated January 19, 2022, by and between the Company and the Sponsor.(1)

10.6	BTIG Warrants Purchase Agreement, dated January 19, 2022, by and between the Company and BTIG, LLC.(1)

10.7	I-Bankers Warrants Purchase Agreement, dated January 19, 2022, by and between the Company and I-Bankers Securities, Inc.(1)

10.8	Securities Subscription Agreement, dated March 16, 2021, between the Registrant and Banyan Acquisition Sponsor LLC.(2)

10.9	Amended and Restated Promissory Note, initially dated March 16, 2021, issued to Banyan Acquisition Sponsor LLC.(2)

10.10	Form of Indemnity Agreement.(2)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 19, 2022, and incorporated by reference herein.
(2)

Previously filed as an exhibit to the Company’s Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-258599) filed on January 10, 2022, and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANYAN ACQUISITION CORPORATION

Date: May 15, 2023	By:	/s/ Keith Jaffee
	Name:	Keith Jaffee
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ George Courtot
	Name:	George Courtot
	Title:	Chief Financial Officer (Principal Financial Officer)