Form 10-Q
period 2023-06-30
Banyan Acquisition Corp
filed 2023-08-18
CIK 1852633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 17, 2023, there were 5,998,687 shares of Class A common stock, $0.0001 par value, and 5,245,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

BANYAN ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

PART I—FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

BANYAN ACQUISITION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash	$358,560	$510,893
Prepaid expenses - current	191,572	256,157
Total Current Assets	550,132	767,050
Noncurrent assets:
Treasury securities held in trust account	42,190,562	250,326,857
Prepaid expenses - noncurrent	—	12,764
Total Noncurrent Assets	42,190,562	250,339,621
Total Assets	$42,740,694	$251,106,671
Liabilities, Redeemable Class A Common Stock and Stockholders’ Deficit
Current liabilities:
Accrued expenses	$2,547,000	$—
Income tax payable	255,326	783,546
Accrued franchise tax expense	19,178	193,490
Excise tax liability	2,100,318	—
Promissory notes – related parties	400,000	—
Accounts payable	252,767	244,891
Total Current Liabilities	5,574,589	1,221,927
Noncurrent liabilities:
Warrant liability	5,276,500	599,875
Deferred underwriter’s fee payable	3,622,500	9,660,000
Total Noncurrent Liabilities	8,899,000	10,259,875
Total Liabilities	14,473,589	11,481,802
Commitments and Contingencies (Note 8)
Redeemable Class A Common Stock
Class A common stock, $0.0001 par value; 240,000,000 shares authorized; 3,998,687 and 24,150,000 shares issued and outstanding subject to possible redemption as of June 30, 2023 and December 31, 2022, respectively	42,190,562	250,326,857
Stockholders’ Deficit:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 240,000,000 shares authorized; 2,000,000 and none issued and outstanding, excluding 3,998,687 and 24,150,000 shares subject to possible redemption as of June 30, 2023 and December 31, 2022, respectively	200	—
Class B common stock, $0.0001 par value; 60,000,000 shares authorized; 5,245,000 and 7,245,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	525	725
Additional paid-in capital	—	—
Accumulated deficit	(13,924,182)	(10,702,713)
Total Stockholders’ Deficit	(13,923,457)	(10,701,988)
Total Liabilities, Redeemable Class A Common Stock and Stockholders’ Deficit	$42,740,694	$251,106,671

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BANYAN ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating expenses:
Warrant issuance expense	$—	$—	$—	$500,307
Exchange listing fees	21,249	20,178	42,269	120,365
Legal fees	2,373,475	26,945	2,513,475	121,945
General, administrative, and other expenses	813,203	207,840	1,030,413	435,861
Total operating expenses	3,207,927	254,963	3,586,157	1,178,478
Loss from operations	(3,207,927)	(254,963)	(3,586,157)	(1,178,478)

Other income (expenses):
Change in fair value of warrant liability	(4,224,105)	1,459,707	(4,676,625)	11,760,463
Interest income on cash held in bank account	4,259	—	15,090	—
Interest income on treasury securities held in Trust Account	1,173,738	392,079	3,891,253	457,476
Unrealized (loss) gain on treasury securities held in Trust Account	(91,323)	(38,227)	(107,187)	(38,227)
Other income	(3,137,431)	1,813,559	(877,469)	12,179,712
Income (loss) before provision for income taxes	(6,345,358)	1,558,596	(4,463,626)	11,001,234
Provision for income taxes	(236,909)	(108,421)	(799,505)	(108,421)
Net (loss) income	$(6,582,267)	$1,450,175	$(5,263,131)	$10,892,813

Basic and diluted weighted average shares outstanding, Class A common stock	8,648,990	24,150,000	16,356,675	21,081,215

Basic and diluted net (loss) income per share, Redeemable Class A common stock	$(0.41)	$0.05	$(0.22)	$0.38

Basic and diluted weighted average shares outstanding, Non-redeemable Class A and Class B common stock	7,245,000	7,245,000	7,245,000	7,245,000

Basic and diluted net (loss) income per share, Non-redeemable Class A and Class B common stock	$(0.41)	$0.05	$(0.22)	$0.38

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BANYAN ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class A Common Stock
	Subject to		Class A		Class B		Additional		Total
	Possible Redemption		Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2022	24,150,000	$250,326,857	—	$—	7,245,000	$725	$—	$(10,702,713)	$(10,701,988)
Remeasurement of Class A common stock to redemption value	—	813,105	—	—	—	—	—	(813,105)	(813,105)
Net income	—	—	—	—	—	—	—	1,319,136	1,319,136
Balance – March 31, 2023 (unaudited)	24,150,000	251,139,962	—	—	7,245,000	725	—	(10,196,682)	(10,195,957)
Redemption of Class A common stock	(20,151,313)	(210,031,815)	—	—	—	—	—	—	—
Sponsor capital contribution for non-redemption agreements	—	—	—	—	—	—	892,911	—	844,916
Non-redemption agreements	—	—	—	—	—	—	(892,911)	—	(844,916)
Conversion of Class B common stock to Class A common stock	—	—	2,000,000	200	(2,000,000)	(200)	—	—	—
Excise tax	—	—	—	—	—	—	—	(2,100,318)	(2,100,318)
Remeasurement of Class A common stock to redemption value	—	1,082,415	—	—	—	—	—	(1,082,415)	(1,082,415)
Reduction of Deferred Underwriter Fee Payable	—	—	—	—	—	—	—	6,037,500	6,037,500
Net loss	—	—	—	—	—	—	—	(6,582,267)	(6,582,267)
Balance – June 30, 2023 (unaudited)	3,998,687	$42,190,562	2,000,000	$200	5,245,000	$525	$—	$(13,924,182)	$(13,923,457)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Common Stock
	Subject to		Class A		Class B		Additional		Total
	Possible Redemption		Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance – December 31, 2021	—	$—	—	$—	7,245,000	$725	$24,275	$(22,252)	$2,748
Issuance of Units in IPO	24,150,000	219,353,777	—	—	—	—	—	—	—
Deemed capital contribution from issuance of private warrants	—	—	—	—	—	—	4,504,363	—	4,504,363
Remeasurement of Class A common stock to redemption value at IPO	—	26,976,223	—	—	—	—	(4,528,638)	(22,447,585)	(26,976,223)
Remeasurement of Class A common stock to redemption value	—	65,397	—	—	—	—	—	(65,397)	(65,397)
Net income	—	—	—	—	—	—	—	9,442,637	9,442,637
Balance – March 31, 2022 (unaudited)	24,150,000	$246,395,397	—	—	7,245,000	$725	$—	$(13,092,597)	$(13,091,872)
Remeasurement of Class A common stock to redemption value	—	353,852	—	—	—	—	—	(353,852)	(353,852)
Net income	—	—	—	—	—	—	—	1,450,175	1,450,175
Balance – June 30, 2022 (unaudited)	24,150,000	$246,749,249	—	$—	7,245,000	$725	$—	$(11,996,274)	$(11,995,549)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BANYAN ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(5,263,131)	$10,892,813
Adjustments to reconcile net income to net cash used in operating activities:
Interest income on treasury securities held in Trust Account	(3,891,253)	(457,476)
Unrealized loss on short-term investments held in Trust Account	107,187	38,227
Change in fair value of warrant liability	4,676,625	(11,760,463)
Warrant issuance expense	—	500,307
Changes in operating assets and liabilities:
Prepaid expenses	77,349	(432,442)
Accrued expenses	2,547,000	(4,703)
Income tax payable	(528,220)	108,421
Accounts payable	7,876	124,405
Accrued offering costs	—	(364,557)
Accrued franchise tax	(174,312)	87,736
Net cash used in operating activities	(2,440,879)	(1,267,732)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(246,330,000)
Proceeds from sale of investments	210,031,815	—
Withdrawal from Trust Account for taxes	1,888,546	—
Net cash provided by (used in) investing activities	211,920,361	(246,330,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Units in IPO, net of underwriting fee	—	236,670,000
Proceeds from sale of private placement warrants	—	11,910,000
Payment of Class A common stock redemptions	(210,031,815)	—
Payment of promissory note – related party	—	(289,425)
Proceeds from promissory note - related party	400,000	—
Deferred offering costs	—	(42,392)
Net cash (used in) provided by financing activities	(209,631,815)	248,248,183

Net Change in Cash	(152,333)	650,451
Cash – Beginning	510,893	54,057
Cash – Ending	$358,560	$704,508

Non-Cash Investing and Financing Activities:
Initial fair value of Class A common stock subject to possible redemption	$—	$219,353,777
Remeasurement of Class A common stock subject to possible redemption	$1,895,520	$27,395,472
Deferred underwriter fee payable	$—	$9,660,000
Initial measurement of warrant liability	$—	$14,904,213
Reduction of Deferred Underwriter’s Fee Payable	$(6,037,500)	$—
Excise tax liability	$2,100,318	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BANYAN ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from March 10, 2021 (inception) through June 30, 2023, relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and pursuit of an Initial Business Combination. The Company will not generate any operating revenues until after the completion of an Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of unrealized gains and interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. Panther Merger Sub Inc. is a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”) with no activity.

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

Following the closing of the Initial Public Offering on January 24, 2022, $246,330,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (“Trust Account”), located in the United States which will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of an Initial Business Combination and (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation, and (iii) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination by December 24, 2023 (the “Combination Period”).

At a reconvened special meeting of stockholders held on April 21, 2023 (the “Special Meeting”), the Company’s stockholders approved, and the Company subsequently adopted, (x) an amendment to the Company’s amended and restated certificate of incorporation (the “Charter Amendment”) which provided that (i) the Company shall have the option to extend the period by which it must complete an Initial Business Combination by eight months, from April 24, 2023 to December 24, 2023 (the “Extension Option”) and (ii) that each of the holders of shares of the Company’s Class B common stock shall have the right at any time to convert any and all of their shares of the Company’s Class B common stock to shares of the Company’s Class A common stock on a one-for-one basis prior to the closing of an Initial Business Combination, at the election of such holder and (y) an amendment to the Investment Management Trust Agreement (the “Trust Amendment”), which provided that the Company shall have the right to extend the period by which it must complete an Initial Business Combination by eight months, from April 24, 2023 to December 24, 2023, without having to make any payment to the trust account established in connection with the Company’s initial public offering. Additionally, in connection with the Special Meeting, the Company and the Sponsor entered into certain non-redemption agreements with certain unaffiliated third parties, pursuant to which the Sponsor agreed to transfer an aggregate of 1,018,750 shares of Class B common stock to such third parties immediately following consummation of an Initial Business Combination if such third parties continued to hold certain amounts of Class A common stock through the closing of the Special Meeting and assuming the Charter Amendment and the Trust Amendment were adopted.

In connection with the stockholders’ vote at the Special Meeting, holders of 20,151,313 shares of Class A common stock exercised their right to redeem their shares for cash at an approximate price of $10.42 per share, which resulted in an aggregate payment to such redeeming holders of $210,031,815. As of June 30, 2023 (and inclusive of the payment referenced in the preceding sentence), the trust account balance was $42,190,562.

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

Risks and Uncertainties

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

On April 21, 2023, the Company’s stockholders redeemed 20,151,313 Class A shares for a total of $210,031,815 in connection with the stockholder vote to approve the Company’s extension. The Company evaluated the classification and accounting of the stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future events will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status and probability of completing an Initial Business Combination as of June 30, 2023 and determined that a contingent liability should be calculated and recorded. As of June 30, 2023, the Company recorded $2,100,318 of excise tax liability calculated as 1% of shares redeemed.

The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Liquidity, Capital Resources and Going Concern

As of June 30, 2023, the Company had $358,560 in operating cash and a working capital deficit of $5,024,457.

The Company’s liquidity needs up to June 30, 2023, had been satisfied through a payment from the Sponsor of $25,000 for Class B common stock, par value $0.0001 per share (“Class B common stock” and shares thereof, “Founder Shares”), the Initial Public Offering and the issuance of the Private Placement Warrants. Additionally, the Company drew on unsecured promissory notes to pay certain offering costs (see Note 5).

The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. Although no formal agreement exists, the Sponsor has agreed to extend Working

Capital Loans as needed (defined in Note 5 below). Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction and reducing overhead expenses. The Company cannot provide any assurance that (i) new financing will be available to it on commercially acceptable terms, if at all, or (ii) its plans to consummate an Initial Business Combination will be successful. In addition, management is currently evaluating the impact of the Russia/Ukraine war and its effect on the Company’s financial position, results of its operations and/or search for a target company.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern through the end of the Combination Period on December 24, 2023. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statement is prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering, as filed with the SEC on January 24, 2022, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on March 10, 2022 and the Company’s Annual Report filed on Form 10-K as filed with the SEC on March 31, 2023. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any future periods.

The Company’s condensed financial statements are presented on a consolidated basis with Merger Sub as it is a wholly owned subsidiary. Merger Sub does not have activity as of June 30, 2023.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $358,560 and $510,893 of operating cash and no cash equivalents as of June 30, 2023 and December 31, 2022, respectively.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed federally insured limits. Exposure to cash and cash equivalents credit risk is reduced by placing such deposits with major financial institutions and monitoring their credit ratings. At June 30, 2023, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) will be classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock includes certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. On April 21, 2023, the Company’s stockholders redeemed 20,151,313 Class A shares for a total of $210,031,815, resulting in 3,998,687 Class A shares outstanding subsequent to the redemptions. As of June 30, 2023 and December 31, 2022, there were 3,998,687 and 24,150,000 shares of Class A common stock subject to possible redemption issued or outstanding, respectively.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares of common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit. On January 24, 2022, the Company recorded an accretion amount of $26,976,223, $4,528,638 of which was recorded in additional paid-in capital and $22,447,585 was recorded in accumulated deficit. The Company has subsequently recorded additional remeasurements of $5,892,377 and a reduction of $210,031,815 related to Class A shareholder redemptions to remeasure the value of Class A common stock subject to possible to redemption to its redemption value of $42,190,562 as of June 30, 2023.

Class A common stock subject to possible redemption is reflected on the condensed consolidated balance sheet at June 30, 2023 and December 31, 2022, as follows:

Gross proceeds from initial public offering	$241,500,000
Less:
Fair value allocated to public warrants	(7,498,575)
Offering costs allocated to Class A common stock subject to possible redemption	(14,647,648)
Plus:
Remeasurement on Class A common stock subject to possible redemption	30,973,080
Class A common stock subject to possible redemption, December 31, 2022	$250,326,857
Remeasurement on Class A common stock subject to possible redemption	813,105
Class A common stock subject to possible redemption, March 31, 2023	251,139,962
Redemption of Class A common stock	(210,031,815)
Remeasurement on Class A common stock subject to possible redemption	1,082,415
Class A common stock subject to possible redemption, June 30, 2023	$42,190,562

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. There were no unrecognized tax benefits as of June 30, 2023. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Internal Revenue Service charged the Company a $30,821 penalty for failure to pay proper estimated 2022 taxes. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company has identified the United States as its only “major” tax jurisdiction. The Company may be subject to potential examination by federal and state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next 12 months.

Net Income (Loss) Per Share of Common Stock

Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Shares of common stock subject to possible redemption at June 30, 2023, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net income (loss) per common stock since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not included the Public Warrants and the Private Placement Warrants in the calculation of diluted income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As a result, diluted net income (loss) per share of common stock is the same as basic net income (loss) per share of common stock for the periods presented.

The Company’s statement of operations includes a presentation of net income (loss) per share of common stock subject to possible redemption and allocates the net income (loss) into the two classes of shares in calculating net income (loss) per common stock, basic and diluted. For redeemable Class A common stock, net income (loss) per share of common stock is calculated by dividing the net income (loss) by the weighted average number of shares of Class A common stock subject to possible redemption outstanding since original issuance. For non-redeemable Class A and Class B common stock, net income (loss) per share is calculated by dividing the net income (loss) by the weighted average number of shares of non-redeemable Class A and Class B common stock outstanding for the period. Non-redeemable Class A common stock includes 2,000,000 of Class B common stock that the Company converted on a one-for one basis into Class A common stock on April 21, 2023 (see Note 6), as these shares do not have any redemption features and do not participate in the income earned on the Trust Account. Non-redeemable Class B common stock includes the Founder Shares, as these shares do not have any redemption features and do not participate in the income earned on the Trust Account. As of June 30, 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company.

The following table reflects the calculation of basic and diluted net loss per share of common stock (in dollars, except per share amounts):

	For the Three Months Ended
	June 30,
	2023	2022
Class A common stock subject to possible redemption
Numerator: (Loss) income attributable to Class A common stock subject to possible redemption
Net (loss) income	$(3,581,854)	$1,115,519
Denominator: Weighted average Class A common stock subject to possible redemption	(3,581,854)	1,115,519
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	8,684,990	24,150,000
Basic and diluted net (loss) income per share, Class A common stock subject to possible redemption	$(0.41)	$0.05

Non-Redeemable Class A and Class B common stock
Numerator: Net (loss) income
Net (loss) income	$(3,000,413)	$334,656
Denominator: Weighted average non-redeemable Class A and Class B common stock	(3,000,413)	334,656
Basic and diluted weighted average shares outstanding, non-redeemable Class A and Class B common stock	7,245,000	7,245,000
Basic and diluted net (loss) income per share, non-redeemable Class A and Class B common stock	$(0.41)	$0.05

	For the Six Months Ended
	June 30,
	2023	2022
Class A common stock subject to possible redemption
Numerator: Income attributable to Class A common stock subject to possible redemption
Net (loss) income	$(3,647,509)	$8,106,757
Denominator: Weighted average Class A common stock subject to possible redemption	(3,647,509)	8,106,757
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	16,356,675	21,081,215
Basic and diluted net (loss) income per share, Class A common stock subject to possible redemption	$(0.22)	$0.38

Non-Redeemable Class A and Class B common stock
Numerator: Net (loss) income
Net (loss) income	$(1,615,622)	$2,786,056
Denominator: Weighted average non-redeemable Class A and Class B common stock	(1,615,622)	2,786,056
Basic and diluted weighted average shares outstanding, non-redeemable Class A and Class B common stock	7,245,000	7,245,000
Basic and diluted net (loss) income per share, non-redeemable Class A and Class B common stock	$(0.22)	$0.38

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

NOTE 4 — PRIVATE PLACEMENT

The Company entered into an agreement with the Sponsor and the underwriters pursuant to which the Sponsor and underwriters purchased an aggregate of 11,910,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, generating $11,910,000 in the aggregate in a private placement that occurred simultaneously with the closing of the Initial Public Offering. Each Private Placement Warrant is exercisable to purchase one share of common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 6). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete an Initial Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless.

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

The Sponsor has agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier of (A) one year after the completion of an Initial Business Combination or (B) subsequent to an Initial Business Combination, (x) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock reorganizations, recapitalizations and the like) for any 20 trading days within any 30- trading day period commencing at least 150 days after an Initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property.

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

Convertible Promissory Notes – Related Parties

On June 1, 2023, the Company entered into promissory note agreements with certain related parties (the “Related Party Promissory Notes”), pursuant to which the Company could borrow up to an aggregate principal amount of $2,000,000. The Related Party Promissory Notes are non-interest bearing and are due upon the consummation of the consummation of an Initial Business Combination. If an Initial Business Combination is not consummated, the Related Party Promissory Notes are only repaid solely to the extent the Company has funds available to it outside of the Trust Account, and that all other amounts will be contributed to capital, forfeited, eliminated or otherwise forgiven or eliminated. Upon consummation of an Initial Business Combination, the payees have the option, but not the obligation, to convert up to an aggregate $1,500,000 of the total outstanding principal amounts of the Related Party Promissory Notes, in whole or in part, into warrants of the Company (each, a “Warrant”) at a price of $1.00 per Warrant. Each Warrant is exercisable for one share of Class A common stock, $0.0001 par value per share, of the Company. The Warrants will be identical to the private placement warrants issued to the Sponsor at the time of the Company’s Initial Public Offering. As of June 30, 2023 and December 31, 2022, there was $400,000 and $0 outstanding under the Related Party Promissory Notes, respectively.  The Company determined that the fair value of the conversion option is de minimis as of the date of the promissory note draws through June 30, 2023. As such, the Company has recorded the Related Party Promissory Notes balance at amortized cost on the Balance Sheets.

Related Party Loans

In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). The Working Capital Loans would either be repaid upon consummation of an Initial Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans, or up to an aggregate of $4,830,000 of such Working Capital Loans with respect to funded extension periods, may be convertible into warrants at a price of $1.00 per warrant, of the post-Business Combination entity. If the Company completes an Initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The warrants would be identical to the Private Placement Warrants. As of June 30, 2023 and December 31, 2022, there was $400,000 and $0 outstanding under the Working Capital Loans as the Related Party Promissory Notes entered into on June 1, 2023 are Working Capital Loans.

Support Services Agreement

Commencing on the listing date, the Company agreed to pay the Sponsor pursuant to a support services agreement a total of $10,000 per month for office space provided to the Company. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company’s contractual obligation under the support services agreement to pay these monthly fees will cease. For the three and six months ended June 30, 2023, the Sponsor permanently waived its right to receive such fees from the Company. The Sponsor expects to continue to permanently waive its rights to receive such fees in future periods.

NOTE 6 — STOCKHOLDERS’ (DEFICIT) EQUITY

Preferred stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue 240,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. On April 21, 2023, Class A shareholders redeemed 20,151,313 shares of Class A common stock subject to possible redemption in connection with the shareholder vote to approve the Company’s Extension Option. On April 21, 2023, the Sponsor converted 2,000,000 shares of Class B common stock into 2,000,000 shares of Class A common stock on a one-for-one basis. The 2,000,000 converted shares Class A common stock do not have any redemption features and do not participate in the income earned on the Trust Account. At June 30, 2023 and December 31, 2022, there were 2,000,000 and no shares of Class A common stock issued and outstanding, respectively, excluding 3,998,687 and 24,150,000 shares of Class A common stock subject to possible redemption, respectively.

Class B common stock — The Company is authorized to issue 60,000,000 shares of Class B common stock with a par value of $0.0001 per share. In March 2021, the Sponsor purchased 8,625,000 shares of Class B common stock for an aggregate purchase price of $25,000 and an aggregate of 142,500 of such shares Founder Shares were subsequently transferred to our independent directors, executive officers and special advisor and other third parties. On November 30, 2021, the Sponsor surrendered 1,725,000 shares of Class B common stock as a result of changes to the terms of the Initial Public Offering. On January 19, 2022, the Company issued an additional 345,000 shares of Class B common stock pursuant to a stock split for no additional consideration as a result of the upsize to the Company’s Initial Public Offering. Share amounts and related information have been retrospectively restated for the share surrender and stock split. On April 21, 2023, the Sponsor converted 2,000,000 shares of Class B common stock into 2,000,000 shares of Class A common stock on a one-for-one basis. Thus, as of June 30, 2023 and December 31, 2022, the Company presented 5,245,000 and 7,245,000 shares of Class B common stock issued and outstanding on the balance sheet, respectively.

With respect to any other matter submitted to a vote of our stockholders, including any vote in connection with our Initial Business Combination, except as required by law, holders of our Founder Shares and holders of our public shares will vote together as a single class, with each share entitling the holder to one vote. However, prior to the consummation of the Initial Business Combination, holders of the Class B common stock will have the right to elect all of the Company’s directors and may remove members of the board of directors for any reason.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of an Initial Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of an Initial Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, subject to adjustment for stock splits, stock dividends, rights issuances, consolidations, reorganizations, recapitalizations and the like, in the aggregate, on an as-converted basis, 23% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with an Initial Business Combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in an Initial Business Combination and excluding any private placement warrants issued to our Sponsor, its affiliates or any member of our management team upon conversion of Working Capital Loans.

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

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. Accordingly, unless a unit holder purchases at least two Units, they will not be able to receive or trade a whole warrant. The Public Warrants will become exercisable on the later of (a) 12 months from the closing of the Initial Public Offering and (b) 30 days after the completion of an Initial Business Combination.

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

The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of an Initial Business Combination, it will use its commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the public warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of an Initial Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those shares of Class A common stock until the public warrants expire or are redeemed, as specified in the public warrant agreement; provided that if the Class A common stock is at the time of any exercise of a public warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their public warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but it will use its commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. If a registration statement covering the shares of Class A common stock issuable upon exercise of the public warrants is not effective by the 60th business day after the closing of an Initial Business Combination, public warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise public warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of an Initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of an Initial Business Combination on the date of the consummation of an Initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the shares of Class A common stock during the 20 -trading day period starting on the trading day prior to the day on which the Company consummates an Initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price and the “Redemption of Warrants when the price per share of Class A common stock equals or exceeds $10.00” described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described above under “Redemption of Warrants when the price per share of Class A common stock equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants will be identical to the Public Warrants included in the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the shares of Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of an Initial Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees (except for a number of shares of Class A common stock as described above under Redemption of warrants for Class A common stock). If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by such holders on the same basis as the Public Warrants.

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

Underwriter Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to 3,150,000 additional Units to cover over-allotments at the Initial Public Offering price less the underwriting discount. The underwriters exercised the over-allotment option in full on January 24, 2022. The underwriters were entitled to a cash underwriting discount of $0.20 per Unit, or $4,830,000 in the aggregate, paid upon the closing. In addition, the underwriters are entitled to a deferred fee of $0.40 per Unit, or $9,660,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an Initial Business Combination, subject to the terms of the underwriting agreement.

On June 22, 2023, the Company and the underwriter entered into an agreement to reduce the deferred underwriter commission payable upon consummation of the initial business combination from $9,660,000 to $3,622,500. In the event the funds available in the Trust Account upon the consummation of the Initial Business Combination are insufficient to pay the underwriter for the deferred underwriter commission, the Company will pay the underwriter, in cash, upon consummation of the Initial Business Combination, as a capital markets advisory fee, an amount equal to the difference between the deferred underwriting commission actually paid to the underwriter and $3,622,500 such that their total compensation from the deferred underwriting commission plus the capital markets advisory fee equals $3,622,500. As such, the Company has reduced the deferred underwriter fee payable on its condensed consolidated balance sheets to $3,622,500 as of June 30, 2023.

Placement Agent Agreement

On June 19, 2023, the Company engaged William Blair & Company, L.L.C. (“William Blair”) as co-placement agent with BTIG, LLC (“BTIG”) (together, the “Placement Agents”) in connection with the Company’s Initial Business Combination.  If the Initial Business Combination is consummated, William Blair will be paid a success fee of $4,000,000. In the event a securities offering is consummated, the Company will pay the Placement Agents an aggregate placement fee of 5.00% of the total transaction consideration. No amounts have been accrued for as of June 30, 2023 as they are contingent on the consummation of the Initial Business Combination and securities offering.

Business Combination Agreement

On June 23, 2023 the Company announced that the Company, Merger Sub and Pinstripes, Inc., a Delaware corporation (“Pinstripes”) had entered into a Business Combination Agreement, dated as of June 22, 2023 (the “Pinstripes Agreement”). Pinstripes, Merger Sub and the Company are collectively referred to herein as the “Parties.” Pinstripes is an experiential dining and entertainment brand combining bistro, bowling, bocce and private event space.

Pursuant to the Pinstripes Agreement, it is anticipated that (a) Merger Sub shall merge with and into Pinstripes (the “Merger”), with Pinstripes being the surviving corporation of the Merger (Pinstripes, in its capacity as the surviving company of the Merger, the “Post-Business Combination Surviving Company”), and as a result of which the Post-Business Combination Surviving Company will become a wholly owned subsidiary of the Company. The Merger and the other transactions contemplated by the Pinstripes Agreement are hereinafter referred to as the “Business Combination”. The Company also announced that it intends to file a Registration Statement on Form S-4 as promptly as reasonably practicable with respect to the Business Combination and that it is currently anticipated that the Business Combination will close in the fourth quarter of 2023, following the receipt of the required approval by the Company’s stockholders and the fulfillment or waiver of other closing conditions.

In accordance with the terms and subject to the conditions of the Pinstripes Agreement, at the effective time of the Merger, each outstanding share of common stock, par value $0.01 of Pinstripes (the “Pinstripes Common Stock”) (including shares of Pinstripes Common Stock resulting from the conversion of preferred stock of Pinstripes and excluding Dissenting Shares (as defined in the Pinstripes Agreement), treasury shares and Series I Convertible Preferred Stock (as defined in the Pinstripes Agreement)) will be cancelled and extinguished and converted into the right to receive the number of shares of common stock, par value $0.0001 per share of the Company (the “Company Common Stock”) determined in accordance with the Pinstripes Agreement based on a pre-money equity value of Pinstripes of $429,000,000 and a price of $10 per share of Company Common Stock. The Series I Convertible Preferred Stock of Pinstripes will be converted into Pinstripes Common Stock immediately prior to the closing of the Business Combination (the “Closing”) and, at the effective time of the Merger, such resulting shares of Pinstripes Common Stock will be cancelled and extinguished and converted into the right to receive the number of shares of Company Common Stock determined in accordance with the Pinstripes Agreement based on an exchange ratio of 2.5 shares of Company Common Stock for each share of Pinstripes Common Stock resulting from the conversion of the Series I Preferred Stock of Pinstripes immediately prior to the Closing.

Bridge Financing

On June 22, 2023, concurrently with the execution of the Pinstripes Agreement, affiliates of the Sponsor entered into a securities purchase agreement with Pinstripes to provide $18.0 million of bridge financing in the form of Series I Convertible Preferred Stock of Pinstripes (the “Bridge Financing”). Since the initial closing of the Bridge Financing, affiliates of the Sponsor have provided $3,266,200 of additional financing to Pinstripes in the form of Series I Convertible Preferred Stock of Pinstripes. The shares of Series I Convertible Preferred Stock received by such affiliates will convert, pursuant to the terms of the Pinstripes Agreement, into shares of Company Common Stock in connection with the consummation of the Business Combination.

Sponsor Letter Agreement

On June 22, 2023, concurrently with the execution of the Pinstripes Agreement, the Company, the Sponsor, George Courtot, Bruce Lubin, Otis Carter, Kimberley Annette Rimsza, Matt Jaffee and Brett Biggs amended that certain letter agreement, dated as of January 19, 2022, by and among the Company and the parties thereto, and Pinstripes joined as a party to such letter agreement (the "Amended

Sponsor Letter Agreement"), to take into account entry into the Pinstripes Agreement. The Amended Letter Agreement is included as Exhibit 10.1 hereto.

Registration Rights Agreement

At the closing of the Business Combination, it is anticipated that the Company, the Sponsor Parties and certain equityholders of Pinstripes will enter into an Amended and Restated Registration Rights Agreement, pursuant to which, among other things, the parties thereto will be granted customary registration rights with respect to shares of the post-Business Combination company.

Security Holder Support Agreement

On June 22, 2023, concurrently with the execution of the Pinstripes Agreement, the Company, Pinstripes and certain security holders of Pinstripes entered into security holder support agreements with respect to the Business Combination (the "Security Holder Support Agreement"). The Security Holder Support Agreement is included as Exhibit 10.2 hereto.

Lockup Agreement

On June 22, 2023, concurrently with the execution of the Pinstripes Agreement, the Company, Pinstripes and certain security holders of Pinstripes (the “Pinstripes Security Holders”) entered into a lockup agreement with respect to the Business Combination (the “Lockup Agreement”). The Lockup Agreement is included as Exhibit 10.3 hereto.

Director Designation Agreement

At the closing of the Business Combination, it is anticipated that the Company and Mr. Dale Schwartz will enter into Director Designation Agreement (the “Director Designation Agreement”). The form of the Director Designation Agreement is included as Exhibit 10.4 hereto.

Non-Redemption Agreements

The Company and the Sponsor entered into certain non-redemption agreements with certain unaffiliated third parties, pursuant to which the Sponsor agreed to transfer an aggregate of 1,018,750 shares of Class B common stock to such third parties immediately following consummation of an Initial Business Combination in exchange for the non-redemption of 4,075,000 shares of Class A common stock. The Company estimated the aggregate fair value of such 1,018,750 shares of Class B common stock transferrable to certain unaffiliated third parties pursuant to the non-redemption agreements to be $893,000 or approximately $0.88 per share. The excess fair value of such Class B common stock, or $892,911, was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A (“SAB Topic 5A”). Accordingly, in substance, it was recognized by the Company as a capital contribution by the affiliates of the Sponsor to induce the unaffiliated third parties not to redeem their Class A common stock, with a corresponding charge to additional paid-in capital to recognize the fair value of the Class B common stock subject to transfer as an offering cost.

NOTE 9 — FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

At June 30, 2023, the Company’s warrant liability was valued at $5,276,500. Under the guidance in ASC 815-40, the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment. As such, the Public Warrants and the Private Placement Warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each remeasurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

The following table presents fair value information as of June 30, 2023, of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the private warrant liability is classified within Level 3 of the fair value hierarchy. The Company transferred the fair value of Public Warrants from a Level 3 measurement to a Level 1 measurement as a result of the Public Warrants detaching from the Units and becoming separately tradable:

	Public	Private Placement	Total Level 3
	Warrants	Warrants	Financial Instruments
Derivative warrant liabilities at December 31, 2022	$—	$298,000	$298,000
Change in fair value	—	240,000	240,000
Level 3 derivative warrant liabilities at March 31, 2023	—	538,000	538,000
Change in fair value	—	2,082,000	2,082,000
Level 3 derivative warrant liabilities at June 30, 2023	$—	$2,620,000	$2,620,000

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

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis at June 30, 2023:

	(Level 1)	(Level 2)	(Level 3)
Assets
Treasury securities held in trust account	$42,190,562	$—	$—
Liabilities
Public Warrants	$2,656,500	$—	$—
Private Placement Warrants	$—	$—	$2,620,000

The following table presents the changes in the fair value of derivative warrant liabilities for the three and six months ended June 30, 2023:

		Private
	Public	Placement	Warrant
	Warrants	Warrants	Liability
Derivative warrant liabilities as of December 31, 2022	$301,875	$298,000	$599,875
Change in fair value	212,520	240,000	452,520
Derivative warrant liabilities as of March 31, 2023	514,395	538,000	1,052,395
Change in fair value	2,142,105	2,082,000	4,224,105
Derivative warrant liabilities as of June 30, 2023	$2,656,500	$2,620,000	$5,276,500

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

The key inputs into the Monte Carlo simulation model formula were as follows at June 30, 2023:

Class B
Input	Common Stock
Common stock price	$10.41
Exercise price	$11.50
Risk-free rate of interest	4.060%
Volatility	0.001%
Term	5.34
Value of one warrant	$0.220
Dividend yield	0.000%

On March 10, 2022, the Public Warrants detached from the Units and are separately tradable (NYSE: BYN.WS). As such, the fair value of the Public Warrants as of June 30, 2023, is based on the price of the Public Warrants at market close.

The key inputs into the Monte Carlo simulation model formula were as follows at January 24, 2022:

	January 24, 2022
	Public	Private
Input	Warrants	Warrants
Common stock price	$9.69	$9.69
Exercise price	$11.50	$11.50
Risk-free rate of interest	1.61%	1.61%
Volatility	10.85%	10.86%
Term	6.00	6.00
Value of one warrant	$0.62	$0.62
Dividend yield	0.00%	0.00%

Non-recurring Fair Value Measurements

In April 2023, the Company entered into non-redemption agreements with certain unaffiliated third parties (see Note 8). The Company accounts for the excess fair value of the Class B shares that will be transferred from the Sponsor to the unaffiliated third parties upon the consummation of the Initial Business Combination as an offering cost and a capital contribution by the Sponsor in accordance with SAB Topic 5A. The Company estimated the fair value of the 1,018,750 transferrable shares Class B common stock at $893,000, or $0.88 per share.

The fair value of the Class B shares was determined by multiplying the underlying stock price of the Company’s Class A common stock by the estimated probability of the Initial Business Combination and applying a discount for lack of marketability (“DLOM”). The Company utilized April 12, 2023 as the measurement date which reflects the execution date of the majority of non-redemption agreements.

The following are the key inputs into the calculation at the measurement date:

Private
Input	Warrants
Common stock price	$10.41
Estimated probability of the Initial Business Combination	10.00%
Volatility	40.00%
Risk-free rate	4.25%
Time to expiration	1.50

NOTE 10 — INCOME TAX

During the three and six months ended June 30, 2023, the Company recorded an income tax provision of $236,908 and $799,505, respectively, in accrued expenses. During the three and six months ended June 30, 2022, the Company recorded an income tax provision of $108,421 in accrued expenses. The effective tax rate was 5.06% and 6.96% for the three months ended June 30, 2023 and 2022, respectively, and 28.54% and 0.99% for the six months ended June 30, 2023 and 2022, respectively. The effective tax rate differs from the Federal statutory tax rate of 21% for the three and six months ended June 30, 2023 and 2022, due to changes in the fair value of warrant liabilities, state taxes and valuation allowance on the deferred tax assets.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which primarily consist of net operating loss carryforwards. The Company considered the history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies, and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. As such, the Company recorded a full valuation allowance against net deferred tax assets as of June 30, 2023 and December 31, 2022.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Initial Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Initial Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report filed on Form 10-K as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2023. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Delaware corporation on March 10, 2021, and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our Initial Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, the proceeds of the sale of our shares in connection with our Initial Business Combination (pursuant to forward purchase agreements or backstop agreements we may enter into or otherwise), shares issued to the owners of the target, debt issued to banks or other lenders or the owners of the target, or a combination of the foregoing or other sources.

As indicated in the accompanying financial statements, at June 30, 2023 we had $358,560 in cash and a working capital deficit of $5,024,457. Further, we expect to continue to incur significant costs in the pursuit of our Initial Business Combination plans. We cannot assure our stockholders that our plans to complete an Initial Business Combination will be successful.

Business Combination Agreement

On June 23, 2023 the Company announced that the Company, Panther Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”) and Pinstripes, Inc., a Delaware corporation (“Pinstripes”) had entered into a Business Combination Agreement, dated as of June 22, 2023 (the “Pinstripes Agreement”). Pinstripes, Merger Sub and the Company are collectively referred to herein as the “Parties.”

Pursuant to the Pinstripes Agreement, it is anticipated that (a) Merger Sub shall merge with and into Pinstripes (the “Merger”), with Pinstripes being the surviving corporation of the Merger (Pinstripes, in its capacity as the surviving company of the Merger, the “Post-Business Combination Surviving Company”), and as a result of which the Post-Business Combination Surviving Company will become a wholly owned subsidiary of the Company. The Merger and the other transactions contemplated by the Pinstripes Agreement are hereinafter referred to as the “Business Combination”. The Company also announced that it intends to file a Registration Statement on Form S-4 as promptly as reasonably practicable with respect to the Business Combination and that it is currently anticipated that the Business Combination will close in the fourth quarter of 2023, following the receipt of the required approval by the Company’s stockholders and the fulfillment or waiver of other closing conditions.

In accordance with the terms and subject to the conditions of the Pinstripes Agreement, at the effective time of the Merger, each outstanding share of common stock, par value $0.01 of Pinstripes (the “Pinstripes Common Stock”) (including shares of Pinstripes Common Stock resulting from the conversion of preferred stock of Pinstripes and excluding Dissenting Shares (as defined in the Pinstripes Agreement), treasury shares and Series I Convertible Preferred Stock (as defined in the Pinstripes Agreement)) will be cancelled and extinguished and converted into the right to receive the number of shares of common stock, par value $0.0001 per share of the Company (the “Company Common Stock”) determined in accordance with the Pinstripes Agreement based on a pre-money equity value of Pinstripes of $429,000,000 and a price of $10 per share of Company Common Stock. The Series I Convertible Preferred Stock of Pinstripes will be converted into Pinstripes Common Stock immediately prior to the closing of the Business Combination (the “Closing”) and, at the effective time of the Merger, such resulting shares of Pinstripes Common Stock will be cancelled and extinguished and converted into the right to receive the number of shares of Company Common Stock determined in accordance with the Pinstripes Agreement based on an exchange ratio of 2.5 shares of Company Common Stock for each share of Pinstripes Common Stock resulting from the conversion of the Series I Preferred Stock of Pinstripes immediately prior to the Closing.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 10, 2021 (inception) through June 30, 2023, were organizational activities and those related to our intent to effectuate an Initial Business Combination. We do not expect to generate any operating revenues until after completion of our Initial Business Combination. We will generate non-operating income in the form of interest income on the cash and cash equivalents held in the trust account established in connection with the Company’s initial public offering (the “Trust Account”). No material adverse change has occurred since the date of our audited financial statements. We expect to continue to incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, an Initial Business Combination.

For the three months ended June 30, 2023, we had net loss of $6,582,267, which consisted of $3,207,927 in expenses, a $4,224,105 loss on the change in the fair value of warrant liabilities, a $91,323 unrealized loss on short-term investments held in the Trust Account and a $236,909 provision for income taxes, offset by $1,177,997 of interest income.

For the six months ended June 30, 2023, we had net loss of $5,263,131, which consisted of $3,586,157 in expenses, a $4,676,625 loss on the change in the fair value of warrant liabilities, a $107,187 unrealized loss on short-term investments held in the Trust Account and a $799,505 provision for income taxes, offset by $3,906,343 of interest income.

For the three months ended June 30, 2022, we had net income of $1,450,175, which consisted of $254,963 in expenses, a $38,227 unrealized loss on short-term investments held in the Trust Account, and a $108,421 provision for income taxes, offset by a $1,459,707 gain on the change in the fair value of warrant liabilities and $392,079 of interest income.

For the six months ended June 30, 2022, we had net income of $10,892,813, which consisted of $1,178,478 in expenses, a $38,227 unrealized loss on short-term investments held in the Trust Account, and a $108,421 provision for income taxes, offset by a $11,760,463 gain on the change in the fair value of warrant liabilities and $457,476 of interest income.

Liquidity and Capital Resources

As of June 30, 2023, we had cash of $358,560. Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of common stock by the Sponsor and loans from our Sponsor.

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

As of June 30, 2023, we had treasury securities held in the Trust Account of $42,190,562 (including approximately $1,173,738 and $3,891,253 of interest income and $91,323 and $107,187 of unrealized loss on U.S. Treasury Bills with a maturity of 185 days or less for the three and six months ended June 30, 2023, respectively). Interest earned on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2023, we have withdrawn $1,888,546 of interest earned from the Trust Account to pay taxes.

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

As of June 30, 2023, we had available to us $358,560 of cash held outside the Trust Account. We intend to use these funds primarily to  identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure and negotiate and complete an Initial Business Combination and to pay taxes to the extent the interest earned on the Trust Account is not sufficient to pay our taxes.

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

At a reconvened special meeting of stockholders held on April 21, 2023 (the “Special Meeting”), the Company’s stockholders approved, and the Company subsequently adopted, (x) an amendment to the Company’s amended and restated certificate of incorporation (the “Charter Amendment”) which provided that (i) the Company shall have the option to extend the period by which it must complete an Initial Business Combination by eight months, from April 24, 2023 to December 24, 2023 (the “Extension Option”) and (ii) that each of the holders of shares of the Company’s Class B common stock shall have the right at any time to convert any and all of their shares of the Company’s Class B common stock to shares of the Company’s Class A common stock on a one-for-one basis prior to the closing of an Initial Business Combination, at the election of such holder and (y) an amendment to the Investment Management Trust Agreement (the “Trust Amendment”), which provided that the Company shall have the right to extend the period by which it must complete an Initial Business Combination by eight months, from April 24, 2023 to December 24, 2023, without having to make any payment to the Trust Account. Additionally, in connection with the Special Meeting, the Company and the Sponsor entered into certain non-redemption agreements with certain unaffiliated third parties, pursuant to which the Sponsor agreed to transfer an aggregate of 1,018,750 shares of Class B common stock to such third parties immediately following consummation of an Initial Business Combination if such third parties continued to hold certain amounts of Class A common stock through the closing of the Special Meeting and assuming the Charter Amendment and the Trust Amendment were adopted.

In connection with the stockholders’ vote at the Special Meeting, holders of 20,151,313 shares of Class A common stock exercised their right to redeem their shares for cash at an approximate price of $10.42 per share, which resulted in an aggregate payment to such redeeming holders of $210,031,815.49. As of June 30, 2023 (and inclusive of the payment referenced in the preceding sentence), the Trust Account balance was $42,190,562.

On April 21, 2023, pursuant to the terms of the Charter Amendment, the Sponsor converted 2,000,000 shares of Class B common stock held by it on a one-for-one basis into shares of Class A common stock with immediate effect. Following such conversion and taking into account the redemptions described above, there are 5,998,687 shares of Class A common stock issued and outstanding and 5,245,000 shares of Class B common stock issued and outstanding as of the date hereof. For more information on the Special Meeting, please refer to Item 1. Note 1 “Description of Organization and Business Operations.”

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay an affiliate of our Sponsor a monthly fee of $10,000 for office space, operational support and secretarial and administrative services. We became contractually obligated to pay these fees on January 19, 2022, and will continue to be contractually obligated to pay these fees monthly until the earlier of the completion of the Initial Business Combination and our liquidation. For the three and six months ended June 30, 2023, the Sponsor permanently waived its right to receive such fees from the Company. The Sponsor expects to continue to permanently waive its rights to receive such fees in future periods.

The underwriters are entitled to a deferred fee of $0.40 per Unit, or $9,660,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete an Initial Business Combination and certain other conditions are met. On June 22, 2023, the Company and the underwriter entered into an agreement to reduce the deferred underwriter commission payable upon consummation of the initial business combination from $9,660,000 to $3,622,500. As such, the Company has reduced the deferred underwriter fee payable on its condensed consolidated balance sheets to $3,622,500 as of June 30, 2023.

On June 19, 2023, the Company engaged William Blair & Company, L.L.C. (“William Blair”) as co-placement agent with BTIG, LLC (“BTIG”) (together, the “Placement Agents”) in connection with the Company’s Initial Business Combination.  If the Initial Business Combination is consummated, William Blair will be paid a success fee of $4,000,000. In the event a securities offering is consummated, the Company will pay the Placement Agents an aggregate placement fee of 5.00% of the total transaction consideration. No amounts have been accrued for as of June 30, 2023 as they are contingent on the consummation of the Initial Business Combination and securities offering.

Critical Accounting Estimates

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current principal executive officer and principal financial and accounting officer, the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2023, pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were not effective as a result of a material weakness identified as of June 30, 2023, related to the fact that we had not yet designed and maintained effective controls relating to the accrual of legal fees.

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

Remediation Plan

Our principal executive officer or principal financial and accounting officer will obtain confirmation of billed and unbilled legal fees directly from our legal counsels through the end of each reporting period. There can be no assurance that our efforts will be successful or avoid potential future material weaknesses. In addition, until the remediation plan has been completed and operated for a sufficient period of time, and subsequent evaluation of its effectiveness is completed, the material weakness described above will continue to exist. We cannot assure you that the measure we plan to implement will be sufficient to remediate the material weakness we have identified or avoid potential future material weaknesses.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2023, except as disclosed above, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K filed with the SEC on March 31, 2023 (our “Annual Report”) and in our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2023 (our “Quarterly Report”). Except as described below, as of the date of this report, there have been no material changes to the risk factors disclosed in our Annual Report or Quarterly Report. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. The information presented below updates, and should be read in conjunction with, the risk factors disclosed in our Annual Report and our Quarterly Report and other reports we file with, or furnish to, the SEC. There have been no material changes in our risk factors since such filings, except for the following:

We cannot assure you that we will be able to complete the proposed Business Combination or complete an alternative Initial Business Combination by December 24, 2023, the date by which we are required to complete our Initial Business Combination or be forced to liquidate.

If we are not able to complete the Business Combination with Pinstripes or complete an alternative Initial Business Combination by December 24, 2023, or such earlier date as our board of directors may determine in its sole discretion, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, the public stockholders would only receive the applicable per-share price described above in connection with redeeming their shares and the public warrants would expire worthless.

The proposed Business Combination with Pinstripes may not be completed on the anticipated terms and there are uncertainties and risks related to consummating the proposed Business Combination with Pinstripes.

The Closing may not be completed on the anticipated terms and there are uncertainties and risks related to consummating the proposed Business Combination. Even if the Pinstripes Agreement is approved by the stockholders of the Company, specified conditions must be satisfied or waived before the parties to Pinstripes Agreement are obligated to complete the Business Combination. The Company does not control the satisfaction of all of such conditions. The Company and Pinstripes may not satisfy all of the closing conditions in the Pinstripes Agreement. If the closing conditions are not satisfied or waived, the Business Combination will not occur, or will be delayed pending later satisfaction or waiver, and such delay may cause the Company and Pinstripes to each lose some or all of the intended benefits of the Business Combination.

Subsequent to the Closing of our proposed Business Combination, the Post-Business Combination Surviving Company may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on its financial condition and its share price, which could cause you to lose some or all of your investment.

Although the Company has conducted due diligence on Pinstripes, it cannot assure you that this diligence has identified all material issues that may be present within Pinstripes, that it is possible to uncover all material issues through a customary amount of due diligence, or that factors outside of Pinstripes’s and outside of the Company’s or the Post-Business Combination Surviving Company’s control will not later arise. As a result of these factors, the Post-Business Combination Surviving Company may be forced to later write-down or write-off assets, restructure its operations, or incur impairment or other charges that could result in it reporting losses. Even if due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with the Company’s preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on the Post-Business Combination Surviving Company’s liquidity, the fact that the Post-Business Combination Surviving

Company reports charges of this nature could contribute to negative market perceptions about the Post-Business Combination Surviving Company or its securities. Accordingly, any of the Company’s public stockholders who choose to remain stockholders of the Post-Business Combination Surviving Company following the Business Combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation relating to the Business Combination contained an actionable material misstatement or material omission.

An active, liquid trading market for the Post-Business Combination Surviving Company’s securities may not develop, which may limit your ability to sell such securities.

Although we intend to apply to list the Post-Business Combination Surviving Company’s common stock on the NYSE or Nasdaq, an active trading market for such securities may never develop or be sustained following the Closing. A public trading market having the desirable characteristics of depth, liquidity and orderliness depends upon the existence of willing buyers and sellers at any given time, such existence being dependent upon the individual decisions of buyers and sellers over which neither we nor any market maker has control. The failure of an active and liquid trading market to develop and continue would likely have a material adverse effect on the value of the Post-Business Combination Surviving Company’s common stock. The market price of the Post-Business Combination Surviving Company’s common stock may decline, and you may not be able to sell your Post-Business Combination Surviving Company common stock at all. An inactive market may also impair our ability to raise capital to continue to fund operations by issuing Post-Business Combination Surviving Company common stock.

During the pendency of the proposed Business Combination, the Company will not be able to enter into a business combination with another party because of restrictions in the Pinstripes Agreement. Furthermore, certain provisions of the Pinstripes Agreement will discourage third parties from submitting alternative takeover proposals, including proposals that may be superior to the arrangements contemplated by the Pinstripes Agreement.

Covenants in the Pinstripes Agreement impede the ability of the Company to make acquisitions or complete other transactions that are not in the ordinary course of business pending completion of the Business Combination. As a result, the Company may be at a disadvantage to its competitors during that period. While the Pinstripes Agreement is in effect, neither the Company nor Pinstripes nor any of their respective affiliates, subsidiaries or representatives may (a) solicit or initiate any competing transaction or take any action to knowingly facilitate or encourage any person or group of persons other than the parties and their respective affiliates, representatives and agents (a “Competing Party”), to enter into any agreement in principle, letter of intent, term sheet or definitive agreement, or make any filing with the SEC (including the filing of any registration statement) or other governmental entity, with respect to a competing transaction; (b) enter into, participate in or continue or otherwise engage in any discussions or negotiations with any Competing Party regarding a competing transaction; (c) furnish (including through any virtual data room) any information relating to any party or subsidiary thereof or any of their respective assets or businesses, or afford access to the assets, business, properties, books or records of any party or any subsidiary thereof to a Competing Party, in all cases, for the purpose of assisting with or facilitating a competing transaction; (d) approve, endorse or recommend any competing transaction; or (e) enter into a competing transaction or any agreement, arrangement or understanding (including any letter of intent or term sheet) relating to a competing transaction or publicly announce an intention to do so. If the Business Combination is not completed, these provisions will make it more difficult to complete an alternative business combination following the termination of the Pinstripes Agreement due to the passage of time during which these provisions have remained in effect.

We and Pinstripes will incur significant transaction and transition costs in connection with the proposed Business Combination.

We and Pinstripes expect to incur significant, non-recurring costs in connection with consummating the Business Combination and operating as a public company following the consummation of the Business Combination. We and Pinstripes may also incur additional costs to retain key employees. We will incur and be responsible for the expenses and fees as set forth in, and in connection with, the Pinstripes Agreement. There can be no assurance that such fees and expenses will not be greater than expected or that there will be no unexpected costs related to the Business Combination.

Some of our executive officers and directors may have conflicts of interest that may influence or have influenced them to support or approve the Business Combination without regard to your interests or in determining whether Pinstripes is an appropriate target for our Initial Business Combination.

Our Sponsor and independent directors currently hold an aggregate of 5,095,375 shares of Class B Common Stock. Pursuant to the Sponsor Support Agreement, our Sponsor and George Courtot, Bruce Lubin, Otis Carter, Kimberley Annette Rimsza, Matt Jaffee and Brett Biggs (collectively, the “Sponsor Parties”) have agreed that two-thirds of the Class B Shares (or Class A common stock of the Company if converted) held by the Sponsor Parties (excluding up to 1,000,000 shares that will be transferred by the Sponsor to investors pursuant to certain non-redemption agreements entered into by the Sponsor and up to 2,000,000 shares that may be transferred by the Sponsor to investors in the Bridge Financing and the PIPE Investment (as defined in the Sponsor Letter Agreement), the “Vesting Shares”) shall be subject to vesting conditions and forfeiture as follows: 50% of the Vesting Shares shall vest and no longer be subject to forfeiture if the volume weighted average share price of the Company Common Stock equals or exceeds $12.00 per share for any 20 trading days within any consecutive 30-trading day period commencing five months after the Closing; and (ii) 100% of the Vesting Shares shall vest and no longer be subject to forfeiture if the volume weighted average share price of the Company Common Stock equals or exceeds $14.00 per share for any 20 trading days within any consecutive 30-trading day period commencing five months after the Closing. Any Vesting Shares that remain unvested upon the five-year anniversary of the Closing will be forfeited by the Sponsor Parties. The personal and financial interests of our Sponsor, Sponsor Parties, executive officers and directors may influence or have influenced their motivation in identifying and selecting a target for our Initial Business Combination, their support for completing the proposed Business Combination and the operation of the Post-Business Combination Surviving Company following the consummation of the proposed Business Combination.

Certain officers and members of our board of directors may also participate in arrangements that may provide them with other interests in the proposed Business Combination that are different from yours, including, among others, arrangements for their continued service as directors of the Post-Business Combination Surviving Company.

Further, our Sponsor and Sponsor Parties have agreed to (i) vote in favor of all SPAC Stockholder Voting Matters (as such term is defined in the Pinstripes Agreement) and the transactions contemplated thereby, (ii) waive the anti-dilution or similar protections with respect to the shares of Class B Common Stock held by the Sponsor Parties, (iii) not redeem any of their shares in connection with the vote to approve the Business Combination and (iv) not further amend or modify the letter agreement, dated as of January 19, 2022, by and among the Company, the Sponsor and other parties thereto.

These interests, among others, may influence or have influenced our Sponsor, Sponsor Parties and the executive officers and members of our board of directors to support or approve the proposed Business Combination.

The exercise of the Company’s directors’ and executive officers’ discretion in agreeing to changes or waivers in the terms of the Business Combination may result in a conflict of interest when determining whether such changes to the terms of the Business Combination or waivers of conditions are appropriate and in the Company’s stockholders’ best interests.

In the period leading up to the Closing, events may occur that, pursuant to the Pinstripes Agreement, would require the Company to consider agreeing to amend the Pinstripes Agreement, to consent to certain actions taken by Pinstripes or to waiving rights to which the Company is entitled under the Pinstripes Agreement. Such events could arise because of changes in the course of Pinstripes’s business or a request by Pinstripes to undertake actions that would otherwise be prohibited by the terms of the Pinstripes Agreement. In any of such circumstances, it would be at the Company’s discretion, acting through board of directors of the Company, to grant its consent or waive those rights. The existence of financial and personal interests of one or more of the directors described in the preceding risk factors may result in a conflict of interest on the part of such director(s) between what such director may believe is best for the Company and its stockholders and what such director may believe is best for themselves in determining whether or not to take the requested action. The Company does not believe there will be any changes or waivers that the Company’s directors and executive officers would be likely to make after stockholder approval of the Business Combination proposal has been obtained.

If we are deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete an Initial Business Combination and instead be required to liquidate the Company. To mitigate the risk of that result, on or prior to the 24-month anniversary of the effective date of the registration statement relating to our IPO, we may instruct Continental Stock Transfer & Trust Company to liquidate the securities held in the Trust Account and instead hold all funds in the Trust Account in cash. As a result, following such change, we will likely receive minimal, if any, interest, on the funds held in the Trust Account, which would reduce the dollar amount that our public stockholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the Trust Account had remained in U.S. government securities or money market funds.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”), relating, among other things, to circumstances in which special purpose acquisition companies (“SPACs”) such as us could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for an Initial Business Combination no later than 18 months after the effective date of the registration statement for its initial public offering. The company would then be required to complete its Initial Business Combination no later than 24 months after the effective date of the registration statement for its initial public offering. We understand that the SEC has recently been taking informal positions regarding the Investment Company Act consistent with the SPAC Rule Proposals.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that does not complete its Initial Business Combination within the proposed time frame set forth in the proposed safe harbor rule. As indicated above, we completed our IPO on January 24, 2022 and have operated as a blank check company searching for a target business with which to consummate an Initial Business Combination since such time. On June 22, 2023, or approximately 17 months after the effective date of the registration statement the Company entered into the Pinstripes Agreement and filed a Form 8-K with the SEC announcing the entry into the Pinstripes Agreement. However, despite entering into the Pinstripes Agreement, we still may be unable to complete the Business Combination within 24 months after the effective date of the registration statement for our IPO, or at all. If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an Initial Business Combination and instead be required to liquidate the Company. If we are required to liquidate the Company, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants following such a transaction, and our warrants would expire worthless.

The funds in the Trust Account have, since our IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. As of June 30, 2022, amounts held in Trust Account included approximately $3,891,253 of accrued interest. To mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company Act, we may, on or prior to the 24-month anniversary of the effective date of the registration statement relating to our IPO, or January 19, 2024, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (i.e., in one or more bank accounts) until the earlier of the consummation of an Initial Business Combination or our liquidation. Following such liquidation of the assets in our Trust Account, we will likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public stockholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the Trust Account had remained in U.S. government securities or money market funds. This means that the amount available for redemption would not increase in the future.

In addition, even prior to the 24-month anniversary of the effective date of the registration statement relating to our IPO, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government securities or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, there is a greater risk that we may be considered an unregistered investment company, in which case we may be required to liquidate. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to the 24-month anniversary, and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount our public stockholders would receive upon any redemption or our liquidation.

We identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future, or fail to maintain an effective system of internal control over financial reporting, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.

In connection with the review of our financial statements as of and for the three and six months ended June 30, 2023, we identified a material weakness in our internal control over financial reporting related to the accrual of legal fees. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management, with oversight from the board of directors and the audit committee of the board of directors will implement a remediation plan for this material weakness, including, our principal executive officer or principal financial and accounting officer obtaining confirmation of billed and unbilled legal fees directly from our legal counsels through the end of each reporting period. We cannot be certain as to the timing of completion of our evaluation, testing, and remediation actions or their effect on our operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

All recent unregistered sales of securities have been previously reported.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the three months ended June 30, 2023, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit

2.1	Business Combination Agreement, dated as of June 22, 2023, by and among Banyan Acquisition Corporation, Panther Merger Sub Inc. and Pinstripes, Inc. (1)

3.1	Amended and Restated Certificate of Incorporation.(2)

3.2	Charter Amendment, dated April 21, 2023, to the Amended and Restated Certificate of Incorporation.(3)

3.3	Bylaws.(4)

4.1	Specimen Unit Certificate.(4)

4.2	Specimen Class A Common Stock Certificate.(4)

4.3	Specimen Warrant Certificate.(4)

4.4	Warrant Agreement, dated January 19, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (2)

10.1	Sponsor Letter Agreement, dated as of June 22, 2023, by and among Banyan Acquisition Corporation, Pinstripes, Inc., Banyan Acquisition Sponsor LLC and other parties thereto.(1)

10.2	Security Holder Support Agreement, dated as of June 22, 2023, by and among Banyan Acquisition Corporation, Pinstripes, Inc. and certain security holders of Pinstripes, Inc. set forth therein.(1)

10.3	Lockup Agreement, dated June 22, 2023, by and among Banyan Acquisition Corporation, Pinstripes, Inc. and certain security holders set forth therein.(1)

10.4	Form of Director Designation Agreement, by and between Banyan Acquisition Corporation and Dale Schwartz.(1)

10.5	Investment Management Trust Agreement, dated January 19, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as trustee.(2)

10.6	Trust Amendment, dated April 21, 2023, to the Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.(3)

10.7	Registration Rights Agreement, dated January 19, 2022, by and among the Company, the Sponsor, BTIG, LLC and certain other security holders named therein.(2)

10.8	Support Services Agreement, dated January 19, 2022, by and between the Company and the Sponsor.(2)

10.9	Sponsor Warrants Purchase Agreement, dated January 19, 2022, by and between the Company and the Sponsor.(2)

10.10	BTIG Warrants Purchase Agreement, dated January 19, 2022, by and between the Company and BTIG, LLC.(2)

10.11	I-Bankers Warrants Purchase Agreement, dated January 19, 2022, by and between the Company and I-Bankers Securities, Inc.(2)

10.12	Securities Subscription Agreement, dated March 16, 2021, between the Registrant and Banyan Acquisition Sponsor LLC.(4)

10.13	Amended and Restated Promissory Note, initially dated March 16, 2021, issued to Banyan Acquisition Sponsor LLC.(4)

10.14	Form of Indemnity Agreement.(4)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
*	Filed herewith.
**	Furnished.
(1)Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 23, 2023, and incorporated by reference herein.
(2)Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 19, 2022, and incorporated by reference herein.
(3)Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 21, 2023, and incorporated by reference herein.
(4)

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

BANYAN ACQUISITION CORPORATION

Date: August 17, 2023	By:	/s/ Keith Jaffee
	Name:	Keith Jaffee
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 17, 2023	By:	/s/ George Courtot
	Name:	George Courtot
	Title:	Chief Financial Officer (Principal Financial Officer)