Form 10-Q
period 2023-09-30
Banyan Acquisition Corp
filed 2023-11-14
CIK 1852633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 13, 2023, there were 5,998,687 shares of Class A common stock, $0.0001 par value, and 5,245,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

BANYAN ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

PART I—FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

BANYAN ACQUISITION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash	$304,554	$510,893
Prepaid expenses - current	105,221	256,157
Total Current Assets	409,775	767,050
Noncurrent assets:
Treasury securities held in trust account	42,423,610	250,326,857
Prepaid expenses - noncurrent	—	12,764
Total Noncurrent Assets	42,423,610	250,339,621
Total Assets	$42,833,385	$251,106,671
Liabilities, Redeemable Class A Common Stock and Stockholders’ Deficit
Current liabilities:
Accrued expenses	$3,550,710	$—
Income tax payable	103,574	783,546
Accrued franchise tax expense	29,589	193,490
Excise tax liability	2,100,318	—
Promissory notes – related parties	506,000	—
Accounts payable	408,714	244,891
Total Current Liabilities	6,698,905	1,221,927
Noncurrent liabilities:
Warrant liability	4,353,613	599,875
Deferred underwriter’s fee payable	3,622,500	9,660,000
Total Noncurrent Liabilities	7,976,113	10,259,875
Total Liabilities	14,675,018	11,481,802
Commitments and Contingencies (Note 8)
Redeemable Class A Common Stock
Class A common stock, $0.0001 par value; 240,000,000 shares authorized; 3,998,687 and 24,150,000 shares issued and outstanding subject to possible redemption as of September 30, 2023 and December 31, 2022, respectively	42,423,610	250,326,857
Stockholders’ Deficit:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 240,000,000 shares authorized; 2,000,000 and none issued and outstanding, excluding 3,998,687 and 24,150,000 shares subject to possible redemption as of September 30, 2023 and December 31, 2022, respectively	200	—
Class B common stock, $0.0001 par value; 60,000,000 shares authorized; 5,245,000 and 7,245,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	525	725
Additional paid-in capital	—	—
Accumulated deficit	(14,265,968)	(10,702,713)
Total Stockholders’ Deficit	(14,265,243)	(10,701,988)
Total Liabilities, Redeemable Class A Common Stock and Stockholders’ Deficit	$42,833,385	$251,106,671

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BANYAN ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating expenses:
Warrant issuance expense	$—	$—	$—	$500,307
Exchange listing fees	21,249	20,178	63,518	140,543
Legal fees	1,003,710	17,380	3,517,185	139,324
General, administrative, and other expenses	471,369	217,784	1,501,781	653,646
Total operating expenses	1,496,328	255,342	5,082,484	1,433,820
Loss from operations	(1,496,328)	(255,342)	(5,082,484)	(1,433,820)

Other income (expenses):
Change in fair value of warrant liability	922,888	1,454,500	(3,753,738)	13,214,963
Interest income on cash held in bank account	3,901	—	18,991	—
Interest income on treasury securities held in Trust Account	514,356	1,251,524	4,405,609	1,709,000
Unrealized gain (loss) on treasury securities held in Trust Account	44,693	47,960	(62,494)	9,732
Other income	1,485,838	2,753,984	608,368	14,933,695
Income (loss) before provision for income taxes	(10,490)	2,498,642	(4,474,116)	13,499,875
Provision for income taxes	(98,248)	(217,336)	(897,753)	(325,757)
Net (loss) income	$(108,738)	$2,281,306	$(5,371,869)	$13,174,118

Basic and diluted weighted average shares outstanding, Class A common stock	3,998,687	24,150,000	12,192,078	22,115,385

Basic and diluted net (loss) income per share, Redeemable Class A common stock	$(0.01)	$0.07	$(0.28)	$0.45

Basic and diluted weighted average shares outstanding, Non-redeemable Class A and Class B common stock	7,245,000	7,245,000	7,245,000	7,245,000

Basic and diluted net (loss) income per share, Non-redeemable Class A and Class B common stock	$(0.01)	$0.07	$(0.28)	$0.45

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BANYAN ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class A Common Stock
	Subject to		Class A		Class B		Additional		Total
	Possible Redemption		Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2022	24,150,000	$250,326,857	—	$—	7,245,000	$725	$—	$(10,702,713)	$(10,701,988)
Remeasurement of Class A common stock to redemption value	—	813,105	—	—	—	—	—	(813,105)	(813,105)
Net income	—	—	—	—	—	—	—	1,319,136	1,319,136
Balance – March 31, 2023 (unaudited)	24,150,000	251,139,962	—	—	7,245,000	725	—	(10,196,682)	(10,195,957)
Redemption of Class A common stock	(20,151,313)	(210,031,815)	—	—	—	—	—	—	—
Sponsor capital contribution for non-redemption agreements	—	—	—	—	—	—	892,911	—	844,916
Non-redemption agreements	—	—	—	—	—	—	(892,911)	—	(844,916)
Conversion of Class B common stock to Class A common stock	—	—	2,000,000	200	(2,000,000)	(200)	—	—	—
Excise tax	—	—	—	—	—	—	—	(2,100,318)	(2,100,318)
Remeasurement of Class A common stock to redemption value	—	1,082,415	—	—	—	—	—	(1,082,415)	(1,082,415)
Reduction of Deferred Underwriter Fee Payable	—	—	—	—	—	—	—	6,037,500	6,037,500
Net loss	—	—	—	—	—	—	—	(6,582,267)	(6,582,267)
Balance – June 30, 2023 (unaudited)	3,998,687	42,190,562	2,000,000	200	5,245,000	525	—	(13,924,182)	(13,923,457)
Remeasurement of Class A common stock to redemption value	—	233,048	—	—	—	—	—	(233,048)	(233,048)
Net loss	—	—	—	—	—	—	—	(108,738)	(108,738)
Balance – September 30, 2023 (unaudited)	3,998,687	$42,423,610	2,000,000	$200	5,245,000	$525	$—	$(14,265,968)	$(14,265,243)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Common Stock
	Subject to		Class A		Class B		Additional		Total
	Possible Redemption		Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance – December 31, 2021	—	$—	—	$—	7,245,000	$725	$24,275	$(22,252)	$2,748
Issuance of Units in IPO	24,150,000	219,353,777	—	—	—	—	—	—	—
Deemed capital contribution from issuance of private warrants	—	—	—	—	—	—	4,504,363	—	4,504,363
Remeasurement of Class A common stock to redemption value at IPO	—	26,976,223	—	—	—	—	(4,528,638)	(22,447,585)	(26,976,223)
Remeasurement of Class A common stock to redemption value	—	65,397	—	—	—	—	—	(65,397)	(65,397)
Net income	—	—	—	—	—	—	—	9,442,637	9,442,637
Balance – March 31, 2022 (unaudited)	24,150,000	$246,395,397	—	—	7,245,000	$725	$—	$(13,092,597)	$(13,091,872)
Remeasurement of Class A common stock to redemption value	—	353,852	—	—	—	—	—	(353,852)	(353,852)
Net income	—	—	—	—	—	—	—	1,450,175	1,450,175
Balance – June 30, 2022 (unaudited)	24,150,000	$246,749,249	—	$—	7,245,000	$725	$—	$(11,996,274)	$(11,995,549)
Remeasurement of Class A common stock to redemption value	—	1,299,483	—	—	—	—	—	(1,299,483)	(1,299,483)
Net income	—	—	—	—	—	—	—	2,281,306	2,281,306
Balance – September 30, 2022 (unaudited)	24,150,000	$248,048,732	—	$—	7,245,000	$725	$—	$(11,014,451)	$(11,013,726)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BANYAN ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(5,371,869)	$13,174,118
Adjustments to reconcile net income to net cash used in operating activities:
Interest income on treasury securities held in Trust Account	(4,405,609)	(1,709,000)
Unrealized loss (gain) on short-term investments held in Trust Account	62,494	(9,732)
Change in fair value of warrant liability	3,753,738	(13,214,963)
Warrant issuance expense	—	500,307
Changes in operating assets and liabilities:
Prepaid expenses	163,700	(350,032)
Accrued expenses	3,550,710	307,984
Income tax payable	(679,972)	—
Accounts payable	163,823	129,595
Accrued offering costs	—	(364,557)
Accrued franchise tax	(163,901)	149,589
Net cash used in operating activities	(2,926,886)	(1,386,691)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(246,330,000)
Proceeds from sale of investments	210,031,815	—
Withdrawal from Trust Account for taxes	2,214,547	—
Net cash provided by (used in) investing activities	212,246,362	(246,330,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Units in IPO, net of underwriting fee	—	236,670,000
Proceeds from sale of private placement warrants	—	11,910,000
Payment of Class A common stock redemptions	(210,031,815)	—
Payment of promissory note – related party	—	(289,425)
Proceeds from promissory note - related party	506,000	—
Deferred offering costs	—	(42,391)
Net cash (used in) provided by financing activities	(209,525,815)	248,248,184

Net Change in Cash	(206,339)	531,493
Cash – Beginning	510,893	54,057
Cash – Ending	$304,554	$585,550

Non-Cash Investing and Financing Activities:
Initial fair value of Class A common stock subject to possible redemption	$—	$219,353,777
Remeasurement of Class A common stock subject to possible redemption	$2,128,568	$28,694,955
Deferred underwriter fee payable	$—	$9,660,000
Initial measurement of warrant liability	$—	$14,904,213
Reduction of Deferred Underwriter’s Fee Payable	$(6,037,500)	$—
Excise tax liability	$2,100,318	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BANYAN ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from March 10, 2021 (inception) through September 30, 2023, relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and pursuit of an Initial Business Combination. The Company will not generate any operating revenues until after the completion of an Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of unrealized gains and interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. Panther Merger Sub Inc. is a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”) with no activity.

Financing

The registration statement for the Company’s Initial Public Offering was declared effective on January 19, 2022. On January 24, 2022, the Company consummated its Initial Public Offering of 24,150,000 Units (the “Units”), each of which consisted of one-half of one redeemable warrant and one share of Class A common stock (the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $241,500,000, which is discussed in Note 3. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 11,910,000 Private Placement Warrants (the “Private Placement Warrants”) to Banyan Acquisition Sponsor LLC (the “Sponsor”), BTIG, LLC and I-Bankers Securities, Inc., at an exercise price of $1.00 per Private Placement Warrant, for an aggregate of $11,910,000.

Following the closing of the Initial Public Offering on January 24, 2022, $246,330,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (“Trust Account”), located in the United States which will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of an Initial Business Combination, (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation, and (iii) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination by December 24, 2023 (the “Combination Period”).

At a reconvened special meeting of stockholders held on April 21, 2023 (the “Special Meeting”), the Company’s stockholders approved, and the Company subsequently adopted, (x) an amendment to the Company’s amended and restated certificate of incorporation (the “Charter Amendment”), which provided that (i) the Company shall have the option to extend the period by which it must complete an Initial Business Combination by eight months, from April 24, 2023 to December 24, 2023 (the “Extension Option”), and (ii) that each of the holders of shares of the Company’s Class B common stock shall have the right at any time to convert any and all of their shares of the Company’s Class B common stock to shares of the Company’s Class A common stock on a one-for-one basis prior to the closing of an Initial Business Combination, at the election of such holder and (y) an amendment to the Investment Management Trust Agreement (the “Trust Amendment”), which provided that the Company shall have the right to extend the period by which it must complete an Initial Business Combination by eight months, from April 24, 2023 to December 24, 2023, without having to make any payment to the Trust Account. Additionally, in connection with the Special Meeting, the Company and the Sponsor entered into certain non-redemption agreements with certain unaffiliated third parties, pursuant to which the Sponsor agreed to transfer an aggregate of 1,018,750 shares of Class B common stock to such third parties immediately following consummation of an Initial Business Combination if such third parties continued to hold certain amounts of Class A common stock through the closing of the Special Meeting and assuming the Charter Amendment and the Trust Amendment were adopted.

In connection with the stockholders’ vote at the Special Meeting, holders of 20,151,313 shares of Class A common stock exercised their right to redeem their shares for cash at an approximate price of $10.42 per share, which resulted in an aggregate payment to such redeeming holders of $210,031,815. As of September 30, 2023 (and inclusive of the payment referenced in the preceding sentence), the Trust Account balance was $42,423,610.

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

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements, and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from whom shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

On April 21, 2023, the Company’s stockholders redeemed 20,151,313 Class A shares for a total of $210,031,815 in connection with the stockholder vote to approve the Company’s extension. The Company evaluated the classification and accounting of the stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists, the likelihood that the future events will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status and probability of completing an Initial Business Combination as of September 30, 2023 and determined that a contingent liability should be calculated and recorded. As of September 30, 2023, the Company recorded $2,100,318 of excise tax liability calculated as 1% of shares redeemed.

The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Liquidity, Capital Resources and Going Concern

As of September 30, 2023, the Company had $304,554 in operating cash and a working capital deficit of $6,289,130.

The Company’s liquidity needs up to September 30, 2023, had been satisfied through a payment from the Sponsor of $25,000 for Class B common stock, par value $0.0001 per share (“Class B common stock” and shares thereof, “Founder Shares”), the Initial Public Offering and the issuance of the Private Placement Warrants. Additionally, the Company drew on unsecured promissory notes to pay certain offering costs (see Note 5).

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering, as filed with the SEC on January 24, 2022, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on March 10, 2022 and the Company’s Annual Report filed on Form 10-K as filed with the SEC on March 31, 2023. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any future periods.

The Company’s condensed financial statements are presented on a consolidated basis with Merger Sub, as it is a wholly owned subsidiary. Merger Sub does not have activity as of September 30, 2023.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company, which is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $304,554 and $510,893 of operating cash and no cash equivalents as of September 30, 2023 and December 31, 2022, respectively.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed federally insured limits. Exposure to cash and cash equivalents credit risk is reduced by placing such deposits with major financial institutions and monitoring their credit ratings. At September 30, 2023, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) will be classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock includes certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. On April 21, 2023, the Company’s stockholders redeemed 20,151,313 Class A shares for a total of $210,031,815, resulting in 3,998,687 Class A shares outstanding subsequent to the redemptions. As of September 30, 2023 and December 31, 2022, there were 3,998,687 and 24,150,000 shares of Class A common stock subject to possible redemption issued or outstanding, respectively.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares of common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit. On January 24, 2022, the Company recorded an accretion amount of $26,976,223, $4,528,638 of which was recorded in additional paid-in capital and $22,447,585 was recorded in accumulated deficit. The Company has subsequently recorded additional remeasurements of $6,125,425 and a reduction of $210,031,815 related to Class A stockholder redemptions to remeasure the value of Class A common stock subject to possible to redemption to its redemption value of $42,423,610 as of September 30, 2023.

Class A common stock subject to possible redemption is reflected on the condensed consolidated balance sheet at September 30, 2023 and December 31, 2022, as follows:

Gross proceeds from initial public offering	$241,500,000
Less:
Fair value allocated to public warrants	(7,498,575)
Offering costs allocated to Class A common stock subject to possible redemption	(14,647,648)
Plus:
Remeasurement on Class A common stock subject to possible redemption	30,973,080
Class A common stock subject to possible redemption, December 31, 2022	250,326,857
Remeasurement on Class A common stock subject to possible redemption	813,105
Class A common stock subject to possible redemption, March 31, 2023	251,139,962
Redemption of Class A common stock	(210,031,815)
Remeasurement on Class A common stock subject to possible redemption	1,082,415
Class A common stock subject to possible redemption, June 30, 2023	42,190,562
Remeasurement on Class A common stock subject to possible redemption	233,048
Class A common stock subject to possible redemption, September 30, 2023	$42,423,610

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. There were no unrecognized tax benefits as of September 30, 2023. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Internal Revenue Service charged the Company a $30,821 penalty for failure to pay proper estimated 2022 taxes. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company has identified the United States as its only “major” tax jurisdiction. The Company may be subject to potential examination by federal and state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next 12 months.

Net Income (Loss) Per Share of Common Stock

Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Shares of common stock subject to possible redemption at September 30, 2023, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net income (loss) per common stock since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not included the Public Warrants and the Private Placement Warrants in the calculation of diluted income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events, and the inclusion of such warrants would be anti-dilutive. As a result, diluted net income (loss) per share of common stock is the same as basic net income (loss) per share of common stock for the periods presented.

The Company’s statement of operations includes a presentation of net income (loss) per share of common stock subject to possible redemption and allocates the net income (loss) into the two classes of shares in calculating net income (loss) per common stock, basic and diluted. For redeemable Class A common stock, net income (loss) per share of common stock is calculated by dividing the net income (loss) by the weighted average number of shares of Class A common stock subject to possible redemption outstanding since original issuance. For non-redeemable Class A and Class B common stock, net income (loss) per share is calculated by dividing the net income (loss) by the weighted average number of shares of non-redeemable Class A and Class B common stock outstanding for the period. Non-redeemable Class A common stock includes 2,000,000 of Class B common stock that the Company converted on a one-for one basis into Class A common stock on April 21, 2023 (see Note 6), as these shares do not have any redemption features and do not participate in the income earned on the Trust Account. Non-redeemable Class B common stock includes the Founder Shares, as these shares do not have any redemption features and do not participate in the income earned on the Trust Account. As of September 30, 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company.

The following table reflects the calculation of basic and diluted net loss per share of common stock (in dollars, except per share amounts):

	For the Three Months Ended
	September 30,
	2023	2022
Class A common stock subject to possible redemption
Numerator: (Loss) income attributable to Class A common stock subject to possible redemption
Net (loss) income	$(38,672)	$1,754,851
Denominator: Weighted average Class A common stock subject to possible redemption	(38,672)	1,754,851
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	3,998,687	24,150,000
Basic and diluted net (loss) income per share, Class A common stock subject to possible redemption	$(0.01)	$0.07

Non-Redeemable Class A and Class B common stock
Numerator: Net (loss) income
Net (loss) income	$(70,066)	$526,455
Denominator: Weighted average non-redeemable Class A and Class B common stock	(70,066)	526,455
Basic and diluted weighted average shares outstanding, non-redeemable Class A and Class B common stock	7,245,000	7,245,000
Basic and diluted net (loss) income per share, non-redeemable Class A and Class B common stock	$(0.01)	$0.07

	For the Nine Months Ended
	September 30,
	2023	2022
Class A common stock subject to possible redemption
Numerator: Income attributable to Class A common stock subject to possible redemption
Net (loss) income	$(3,369,552)	$9,923,259
Denominator: Weighted average Class A common stock subject to possible redemption	(3,369,552)	9,923,259
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	12,192,078	22,115,385
Basic and diluted net (loss) income per share, Class A common stock subject to possible redemption	$(0.28)	$0.45

Non-Redeemable Class A and Class B common stock
Numerator: Net (loss) income
Net (loss) income	$(2,002,317)	$3,250,859
Denominator: Weighted average non-redeemable Class A and Class B common stock	(2,002,317)	3,250,859
Basic and diluted weighted average shares outstanding, non-redeemable Class A and Class B common stock	7,245,000	7,245,000
Basic and diluted net (loss) income per share, non-redeemable Class A and Class B common stock	$(0.28)	$0.45

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. We are currently assessing the impact, if any, that ASU 2020-06 would have on our financial position, results of operations or cash flows.

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

The Sponsor has agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier of (A) one year after the completion of an Initial Business Combination or (B) subsequent to an Initial Business Combination, (x) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after an Initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property.

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

Convertible Promissory Notes – Related Parties

On June 1, 2023, the Company entered into promissory note agreements with certain related parties (the “Related Party Promissory Notes”), pursuant to which the Company could borrow up to an aggregate principal amount of $2,000,000. The Related Party Promissory Notes are non-interest bearing and are due upon the consummation of the consummation of an Initial Business Combination. If an Initial Business Combination is not consummated, the Related Party Promissory Notes are only repaid solely to the extent the Company has funds available to it outside of the Trust Account, and that all other amounts will be contributed to capital, forfeited, eliminated or otherwise forgiven or eliminated. Upon consummation of an Initial Business Combination, the payees have the option, but not the obligation, to convert up to an aggregate $1,500,000 of the total outstanding principal amounts of the Related Party Promissory Notes, in whole or in part, into warrants of the Company (each, a “Warrant”) at a price of $1.00 per Warrant. Each Warrant is exercisable for one share of Class A common stock, $0.0001 par value per share, of the Company. The Warrants will be identical to the Private Placement Warrants issued to the Sponsor at the time of the Company’s Initial Public Offering. As of September 30, 2023 and December 31, 2022, there was $506,000 and $0 outstanding under the Related Party Promissory Notes, respectively. The Company determined that the fair value of the conversion option is de minimis as of the date of the promissory note draws through September 30, 2023. As such, the Company has recorded the Related Party Promissory Notes balance at amortized cost on the balance sheets.

Related Party Loans

In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). The Working Capital Loans would either be repaid upon consummation of an Initial Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans, or up to an aggregate of $4,830,000 of such Working Capital Loans with respect to funded extension periods, may be convertible into warrants at a price of $1.00 per warrant, of the post-Business Combination entity. If the Company completes an Initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The warrants would be identical to the Private Placement Warrants. As of September 30, 2023 and December 31, 2022, there was $506,000 and $0 outstanding under the Working Capital Loans as the Related Party Promissory Notes entered into on June 1, 2023 are Working Capital Loans.

Support Services Agreement

Commencing on the listing date, the Company agreed to pay the Sponsor pursuant to a support services agreement a total of $10,000 per month for office space provided to the Company. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company’s contractual obligation under the support services agreement to pay these monthly fees will cease. For the three and nine months ended September 30, 2023, the Sponsor permanently waived its right to receive such fees from the Company. The Sponsor expects to continue to permanently waive its rights to receive such fees in future periods.

NOTE 6 — STOCKHOLDERS’ (DEFICIT) EQUITY

Preferred stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue 240,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. On April 21, 2023, Class A stockholders redeemed 20,151,313 shares of Class A common stock subject to possible redemption in connection with the stockholder vote to approve the Company’s Extension Option. On April 21, 2023, the Sponsor converted 2,000,000 shares of Class B common stock into 2,000,000 shares of Class A common stock on a one-for-one basis. The 2,000,000 converted shares Class A common stock do not have any redemption features and do not participate in the income earned on the Trust Account. At September 30, 2023 and December 31, 2022, there were 2,000,000 and no shares of Class A common stock issued and outstanding, respectively, excluding 3,998,687 and 24,150,000 shares of Class A common stock subject to possible redemption, respectively.

Class B common stock — The Company is authorized to issue 60,000,000 shares of Class B common stock with a par value of $0.0001 per share. In March 2021, the Sponsor purchased 8,625,000 shares of Class B common stock for an aggregate purchase price of $25,000 and an aggregate of 142,500 of such shares Founder Shares were subsequently transferred to our independent directors, executive officers and special advisor and other third parties. On November 30, 2021, the Sponsor surrendered 1,725,000 shares of Class B common stock as a result of changes to the terms of the Initial Public Offering. On January 19, 2022, the Company issued an additional 345,000 shares of Class B common stock pursuant to a stock split for no additional consideration as a result of the upsize to the Company’s Initial Public Offering. Share amounts and related information have been retrospectively restated for the share surrender and stock split. On April 21, 2023, the Sponsor converted 2,000,000 shares of Class B common stock into 2,000,000 shares of Class A common stock on a one-for-one basis. Thus, as of September 30, 2023 and December 31, 2022, the Company presented 5,245,000 and 7,245,000 shares of Class B common stock issued and outstanding on the balance sheet, respectively.

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

In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of an Initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of an Initial Business Combination on the date of the consummation of an Initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the shares of Class A common stock during the 20-trading day period starting on the trading day prior to the day on which the Company consummates an Initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price and the “Redemption of Warrants when the price per share of Class A common stock equals or exceeds $10.00” described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described above under “Redemption of Warrants when the price per share of Class A common stock equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

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

On June 22, 2023, the Company and the underwriter entered into an agreement to reduce the deferred underwriter commission payable upon consummation of the Initial Business Combination from $9,660,000 to $3,622,500. In the event the funds available in the Trust Account upon the consummation of the Initial Business Combination are insufficient to pay the underwriter for the deferred underwriter commission, the Company will pay the underwriter, in cash, upon consummation of the Initial Business Combination, as a capital markets advisory fee, an amount equal to the difference between the deferred underwriting commission actually paid to the underwriter and $3,622,500 such that their total compensation from the deferred underwriting commission plus the capital markets advisory fee equals $3,622,500. As such, the Company has reduced the deferred underwriter fee payable on its condensed consolidated balance sheets to $3,622,500 as of September 30, 2023.

Placement Agent Agreement

On June 19, 2023, the Company engaged William Blair & Company, L.L.C. (“William Blair”) as co-placement agent with BTIG, LLC (“BTIG”) (together, the “Placement Agents”) in connection with the Company’s Initial Business Combination. If the Initial Business Combination is consummated, William Blair will be paid a success fee of $4,000,000. In the event a securities offering is consummated, the Company will pay the Placement Agents an aggregate placement fee of 5.00% of the total transaction consideration. No amounts have been accrued for as of September 30, 2023 as they are contingent on the consummation of the Initial Business Combination and securities offering.

Business Combination Agreement

On June 23, 2023 the Company announced that the Company, Merger Sub and Pinstripes, Inc., a Delaware corporation (“Pinstripes”), had entered into a Business Combination Agreement, dated as of June 22, 2023 (the “Pinstripes Agreement”). Pinstripes, Merger Sub and the Company are collectively referred to herein as the “Parties.” Pinstripes is an experiential dining and entertainment brand combining bistro, bowling, bocce and private event space.

Pursuant to the Pinstripes Agreement, it is anticipated that (a) Merger Sub shall merge with and into Pinstripes (the “Merger”), with Pinstripes being the surviving corporation of the Merger (Pinstripes, in its capacity as the surviving company of the Merger, the “Post-Business Combination Surviving Company”), and as a result of which the Post-Business Combination Surviving Company will become a wholly owned subsidiary of the Company. The Merger and the other transactions contemplated by the Pinstripes Agreement are hereinafter referred to as the “Business Combination”. The Company initially filed a Registration Statement on Form S-4 with respect to the Business Combination with the SEC on September 11, 2023 and the Company anticipates that the Business Combination will close in the fourth quarter of 2023, following the receipt of the required approval by the Company’s stockholders and the fulfillment or waiver of other closing conditions.

In accordance with the terms and subject to the conditions of the Pinstripes Agreement, at the effective time of the Merger, each outstanding share of common stock, par value $0.01 of Pinstripes (the “Pinstripes Common Stock”) (including shares of Pinstripes Common Stock resulting from the conversion of preferred stock of Pinstripes and excluding Dissenting Shares (as defined in the Pinstripes Agreement), any cancelled treasury shares and shares of Pinstripes Common Stock issued in connection with the conversion of the Series I Convertible Preferred Stock (as defined in the Pinstripes Agreement)) will be cancelled and extinguished and converted into the right to receive the number of shares of common stock, par value $0.0001 per share of the Company (the “Company Common Stock”) determined in accordance with the Pinstripes Agreement based on a pre-money equity value of Pinstripes of $429,000,000 and a price of $10 per share of Company Common Stock. The Series I Convertible Preferred Stock of Pinstripes will be converted into Pinstripes Common Stock immediately prior to the closing of the Business Combination (the “Closing”) and, at the effective time of the Merger, such resulting shares of Pinstripes Common Stock will be cancelled and extinguished and converted into the right to receive the number of shares of Company Common Stock determined in accordance with the Pinstripes Agreement based on an exchange ratio of 2.5 shares of Company Common Stock for each share of Pinstripes Common Stock resulting from the conversion of the Series I Preferred Stock of Pinstripes immediately prior to the Closing.

On September 26, 2023, the Company, Merger Sub Inc., and Pinstripes entered into the Amended and Restated Business Combination Agreement, which amends and restates the Pinstripes Agreement (as so amended and restated, the “Amended Pinstripes Agreement”). Pursuant to the Amended Pinstripes Agreement: (a) the Company and Pinstripes revised the definition of “Equity Value”, from $429,000,000 to $379,366,110 and (b) the Company shall provide holders of common stock of Pinstripes prior to the closing of the Business Combination with an aggregate of 5 million shares of Class B common stock of the post-closing combined company, which shall be subject to certain vesting and forfeiture conditions and restrictions on transfer as implemented by the issuance of 2,500,000 shares of Series B-1 common stock of the post-closing combined company, par value $0.0001 per share and 2,500,000 shares of Series B-2 common stock of the post-closing combined company, par value $0.0001 per share, which shall convert into shares of Company Common Stock upon the satisfaction of certain vesting conditions (the “Earnout Shares”). The Earnout Shares shall be subject to vesting conditions and forfeitureas follows: (i) 50% of the Earnout Shares shall be issued as Series B-1 common stock of the post-closing combined company and shall vest and no longer be subject to forfeiture if the volume weighted average share price of the Company Common Stock equals or exceeds $12.00 per share for any 20 trading days within any consecutive 30-trading day period commencing five months after the closing of the Business Combination and (ii) 50% of the Earnout Shares shall be issued as shares of Series B-2 common stock of the post-closing combined company and shall vest and no longer be subject to forfeiture if the volume weighted average share price of the Company Common Stock equals or exceeds $14.00 per share for any 20 trading days within any consecutive 30-trading day period commencing five months after the closing of the Business Combination.

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

Sponsor Letter Agreement

On June 22, 2023, concurrently with the execution of the Pinstripes Agreement, the Company, the Sponsor, George Courtot, Bruce Lubin, Otis Carter, Kimberley Annette Rimsza, Matt Jaffee and Brett Biggs amended that certain letter agreement, dated as of January 19, 2022, by and among the Company and the parties thereto, and Pinstripes joined as a party to such letter agreement (the “Amended Sponsor Letter Agreement”), to take into account entry into the Pinstripes Agreement. The Amended Letter Agreement is included as Exhibit 10.1 hereto.

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

Security Holder Support Agreement

On June 22, 2023, concurrently with the execution of the Pinstripes Agreement, the Company, Pinstripes and certain security holders of Pinstripes entered into security holder support agreements with respect to the Business Combination (the “Security Holder Support Agreement”). The Security Holder Support Agreement is included as Exhibit 10.2 hereto.

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

NOTE 9 — FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

At September 30, 2023, the Company’s warrant liability was valued at $4,353,613. Under the guidance in ASC 815-40, the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment. As such, the Public Warrants and the Private Placement Warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each remeasurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

The following table presents fair value information as of September 30, 2023, of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the private warrant liability is classified within Level 3 of the fair value hierarchy. The Company transferred the fair value of Public Warrants from a Level 3 measurement to a Level 1 measurement as a result of the Public Warrants detaching from the Units and becoming separately tradable:

	Public	Private Placement	Total Level 3
	Warrants	Warrants	Financial Instruments
Derivative warrant liabilities at December 31, 2022	$—	$298,000	$298,000
Change in fair value	—	240,000	240,000
Level 3 derivative warrant liabilities at March 31, 2023	—	538,000	538,000
Change in fair value	—	2,082,000	2,082,000
Level 3 derivative warrant liabilities at June 30, 2023	—	2,620,000	2,620,000
Change in fair value	—	(458,000)	(458,000)
Level 3 derivative warrant liabilities at September 30, 2023	$—	$2,162,000	$2,162,000

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

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis at September 30, 2023:

	(Level 1)	(Level 2)	(Level 3)
Assets
Treasury securities held in trust account	$42,423,610	$—	$—
Liabilities
Public Warrants	$2,191,613	$—	$—
Private Placement Warrants	$—	$—	$2,162,000

The following table presents the changes in the fair value of derivative warrant liabilities for the three and nine months ended September 30, 2023:

		Private
	Public	Placement	Warrant
	Warrants	Warrants	Liability
Derivative warrant liabilities as of December 31, 2022	$301,875	$298,000	$599,875
Change in fair value	212,520	240,000	452,520
Derivative warrant liabilities as of March 31, 2023	514,395	538,000	1,052,395
Change in fair value	2,142,105	2,082,000	4,224,105
Derivative warrant liabilities as of June 30, 2023	2,656,500	2,620,000	5,276,500
Change in fair value	(464,888)	(458,000)	(922,888)
Derivative warrant liabilities as of September 30, 2023	$2,191,613	$2,162,000	$4,353,616

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

The key inputs into the Monte Carlo simulation model formula were as follows at September 30, 2023:

Class B
Input	Common Stock
Common stock price	$10.53
Exercise price	$11.50
Risk-free rate of interest	4.55%
Volatility	0.001%
Term	5.17
Value of one warrant	$0.182
Dividend yield	0.000%

On March 10, 2022, the Public Warrants detached from the Units and are separately tradable (NYSE: BYN.WS). As such, the fair value of the Public Warrants as of September 30, 2023, is based on the price of the Public Warrants at market close.

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

The fair value of the Class B shares was determined by multiplying the underlying stock price of the Company’s Class A common stock by the estimated probability of the Initial Business Combination and applying a discount for lack of marketability. The Company utilized April 12, 2023 as the measurement date which reflects the execution date of the majority of non-redemption agreements.

The following are the key inputs into the calculation at the measurement date:

Private
Input	Warrants
Common stock price	$10.41
Estimated probability of the Initial Business Combination	10.00%
Volatility	40.00%
Risk-free rate	4.25%
Time to expiration	1.50

NOTE 10 — INCOME TAX

During the three and nine months ended September 30, 2023, the Company recorded an income tax provision of $98,248 and $897,753, respectively, in income taxes payable. During the three and nine months ended September 30, 2022, the Company recorded an income tax provision of $217,336 and $325,757 in accrued expenses. The effective tax rate was (936.53)% and 9.00% for the three months ended September 30, 2023 and 2022, respectively, and (20.07)% and 2.40% for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rate differs from the Federal statutory tax rate of 21% for the three and nine months ended September 30, 2023 and 2022 due to changes in the fair value of warrant liabilities, state taxes and valuation allowance on the deferred tax assets.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which primarily consist of net operating loss carryforwards. The Company considered the history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies, and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. As such, the Company recorded a full valuation allowance against net deferred tax assets as of September 30, 2023 and December 31, 2022.

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

Overview

We are a blank check company incorporated as a Delaware corporation on March 10, 2021, and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Initial Business Combination”). We intend to effectuate our Initial Business Combination using cash from the proceeds of the Initial Public Offering (defined below) and the sale of the Private Placement Warrants (defined below), the proceeds of the sale of our shares in connection with our Initial Business Combination (pursuant to forward purchase agreements or backstop agreements we may enter into or otherwise), shares issued to the owners of the target, debt issued to banks or other lenders or the owners of the target, or a combination of the foregoing or other sources.

As indicated in the accompanying financial statements, at September 30, 2023 we had $304,554 in cash and a working capital deficit of $6,289,130. Further, we expect to continue to incur significant costs in the pursuit of our Initial Business Combination plans. We cannot assure our stockholders that our plans to complete an Initial Business Combination will be successful.

Business Combination Agreement

On June 23, 2023, the Company announced that the Company, Panther Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”) and Pinstripes, Inc., a Delaware corporation (“Pinstripes”), had entered into a Business Combination Agreement, dated as of June 22, 2023 (the “Pinstripes Agreement”). Pinstripes, Merger Sub and the Company are collectively referred to herein as the “Parties.”

Pursuant to the Pinstripes Agreement, it is anticipated that (a) Merger Sub shall merge with and into Pinstripes (the “Merger”), with Pinstripes being the surviving corporation of the Merger (Pinstripes, in its capacity as the surviving company of the Merger, the “Post-Business Combination Surviving Company”), and as a result of which the Post-Business Combination Surviving Company will become a wholly owned subsidiary of the Company. The Merger and the other transactions contemplated by the Pinstripes Agreement are hereinafter referred to as the “Business Combination”. The Company initially filed a Registration Statement on Form S-4 with respect to the Business Combination with the SEC on September 11, 2023 and the Company anticipates that the Business Combination will close in the fourth quarter of 2023, following the receipt of the required approval by the Company’s stockholders and the fulfillment or waiver of other closing conditions.

In accordance with the terms and subject to the conditions of the Pinstripes Agreement, at the effective time of the Merger, each outstanding share of common stock, par value $0.01 of Pinstripes (the “Pinstripes Common Stock”) (including shares of Pinstripes Common Stock resulting from the conversion of preferred stock of Pinstripes and excluding Dissenting Shares (as defined in the Pinstripes Agreement), any cancelled treasury shares and shares of Pinstripes Common Stock issued in connection with the conversion of the Series I Convertible Preferred Stock (as defined in the Pinstripes Agreement)) will be cancelled and extinguished and converted into the right to receive the number of shares of common stock, par value $0.0001 per share of the Company (the “Company Common Stock”) determined in accordance with the Pinstripes Agreement based on a pre-money equity value of Pinstripes of $429,000,000 and a price of $10 per share of Company Common Stock. The Series I Convertible Preferred Stock of Pinstripes will be converted into Pinstripes Common Stock immediately prior to the closing of the Business Combination (the “Closing”) and, at the effective time of the Merger, such resulting shares of Pinstripes Common Stock will be cancelled and extinguished and converted into the right to receive the number of shares of Company Common Stock determined in accordance with the Pinstripes Agreement based on an exchange ratio of 2.5 shares of Company Common Stock for each share of Pinstripes Common Stock resulting from the conversion of the Series I Preferred Stock of Pinstripes immediately prior to the Closing.

On September 26, 2023, the Company, Merger Sub Inc., and Pinstripes entered into the Amended and Restated Business Combination Agreement, which amends and restates the Pinstripes Agreement (as so amended and restated, the “Amended Pinstripes Agreement”). Pursuant to the Amended Pinstripes Agreement: (a) the Company and Pinstripes revised the definition of “Equity Value”, from $429,000,000 to $379,366,110 and (b) the Company shall provide holders of common stock of Pinstripes prior to the closing of the Business Combination with an aggregate of 5 million shares of Class B common stock of the post-closing combined company, which shall be subject to certain vesting and forfeiture conditions and restrictions on transfer as implemented by the issuance of 2,500,000 shares of Series B-1 common stock of the post-closing combined company, par value $0.0001 per share and 2,500,000 shares of Series B-2 common stock of the post-closing combined company, par value $0.0001 per share, which shall convert into shares of Company Common Stock upon the satisfaction of certain vesting conditions (the “Earnout Shares”). The Earnout Shares shall be subject to vesting conditions and forfeitureas follows: (i) 50% of the Earnout Shares shall be issued as Series B-1 common stock of the post-closing combined company and shall vest and no longer be subject to forfeiture if the volume weighted average share price of the Company Common Stock equals or exceeds $12.00 per share for any 20 trading days within any consecutive 30-trading day period commencing five months after the closing of the Business Combination and (ii) 50% of the Earnout Shares shall be issued as shares of Series B-2 common stock of the post-closing combined company and shall vest and no longer be subject to forfeiture if the volume weighted average share price of the Company Common Stock equals or exceeds $14.00 per share for any 20 trading days within any consecutive 30-trading day period commencing five months after the closing of the Business Combination.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 10, 2021 (inception) through September 30, 2023, were organizational activities and those related to our intent to effectuate an Initial Business Combination. We do not expect to generate any operating revenues until after completion of our Initial Business Combination. We will generate non-operating income in the form of interest income on the cash and cash equivalents held in the trust account (the “Trust Account”) established in connection with the Company’s initial public offering (“Initial Public Offering). No material adverse change has occurred since the date of our audited financial statements. We expect to continue to incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, an Initial Business Combination.

For the three months ended September 30, 2023, we had net loss of $108,738, which consisted of $1,496,328 in expenses and a $98,248 provision for income taxes, offset by a $922,888 gain on the change in the fair value of warrant liabilities, a $44,963 unrealized gain on short-term investments held in the Trust Account and $518,257 of interest income.

For the nine months ended September 30, 2023, we had net loss of $5,371,869, which consisted of $5,082,484 in expenses, a $3,753,738 loss on the change in the fair value of warrant liabilities, a $62,494 unrealized loss on short-term investments held in the Trust Account and a $897,753 provision for income taxes, offset by $4,424,600 of interest income.

For the three months ended September 30, 2022, we had net income of $2,281,306, which consisted of a $1,454,500 gain on the change in the fair value of warrant liabilities, a $47,960 unrealized loss on short-term investments held in the Trust Account, and $1,251,524 of interest income, offset by $255,342 in expense and a $217,336 provision for income taxes.

For the nine months ended September 30, 2022, we had net income of $13,174,118, which consisted of a $13,214,963 gain on the change in the fair value of warrant liabilities, a $9,732 unrealized loss on short-term investments held in the Trust Account, and $1,709,000 of interest income, offset by $1,433,820 in expense and a $325,757 provision for income taxes.

Liquidity and Capital Resources

As of September 30, 2023, we had cash of $304,554. Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of common stock by the Sponsor and loans from our Sponsor.

On January 24, 2022, we consummated our Initial Public Offering of 24,150,000 Units (the “Units”), including the issuance of 3,150,000 Units as a result of the underwriters’ exercise of their over-allotment option in full. Each Unit sold consisted of one share of Class A common stock and one-half of one redeemable warrant, with each whole Warrant entitling the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $241,500,000 which is further described in Note 3 of the financial statements accompanying this Annual Report. Simultaneously with the closing of our Initial Public Offering, we completed the private placement of 11,910,000 private placement warrants (the “Private Placement Warrants”) to the Sponsor, BTIG and I-Bankers, including 1,260,000 Private Placement Warrants as a result of the underwriters’ exercise of their over-allotment option in full, at a purchase price of $1.00 per Private Placement Warrant, generating total proceeds to us of $11,910,000, which is further described in Note 4 of the financial statements accompanying this Annual Report.

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

As of September 30, 2023, we had treasury securities held in the Trust Account of $42,423,610 (including approximately $514,356 and $4,405,609 of interest income and $44,693 and $(62,494) of unrealized gain (loss) on U.S. Treasury Bills with a maturity of 185 days or less for the three and nine months ended September 30, 2023, respectively). Interest earned on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2023, we have withdrawn $2,214,547 of interest earned from the Trust Account to pay taxes.

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

As of September 30, 2023, we had available to us $304,554 of cash held outside the Trust Account. We intend to use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure and negotiate and complete an Initial Business Combination and to pay taxes to the extent the interest earned on the Trust Account is not sufficient to pay our taxes.

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

At a reconvened special meeting of stockholders held on April 21, 2023 (the “Special Meeting”), the Company’s stockholders approved, and the Company subsequently adopted, (x) an amendment to the Company’s amended and restated certificate of incorporation (the “Charter Amendment”) which provided that (i) the Company shall have the option to extend the period by which it must complete an Initial Business Combination by eight months, from April 24, 2023 to December 24, 2023 and (ii) that each of the holders of shares of the Company’s Class B common stock shall have the right at any time to convert any and all of their shares of the Company’s Class B common stock to shares of the Company’s Class A common stock on a one-for-one basis prior to the closing of an Initial Business Combination, at the election of such holder and (y) an amendment to the Investment Management Trust Agreement (the “Trust Amendment”), which provided that the Company shall have the right to extend the period by which it must complete an Initial Business Combination by eight months, from April 24, 2023 to December 24, 2023, without having to make any payment to the Trust Account. Additionally, in connection with the Special Meeting, the Company and the Sponsor entered into certain non-redemption agreements with certain unaffiliated third parties, pursuant to which the Sponsor agreed to transfer an aggregate of 1,018,750 shares of Class B common stock to such third parties immediately following consummation of an Initial Business Combination if such third parties continued to hold certain amounts of Class A common stock through the closing of the Special Meeting and assuming the Charter Amendment and the Trust Amendment were adopted.

In connection with the stockholders’ vote at the Special Meeting, holders of 20,151,313 shares of Class A common stock exercised their right to redeem their shares for cash at an approximate price of $10.42 per share, which resulted in an aggregate payment to such redeeming holders of $210,031,815. As of September 30, 2023 (and inclusive of the payment referenced in the preceding sentence), the Trust Account balance was $42,423,610.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay an affiliate of our Sponsor a monthly fee of $10,000 for office space, operational support and secretarial and administrative services. We became contractually obligated to pay these fees on January 19, 2022, and will continue to be contractually obligated to pay these fees monthly until the earlier of the completion of the Initial Business Combination and our liquidation. For the three and nine months ended September 30, 2023, the Sponsor permanently waived its right to receive such fees from the Company. The Sponsor expects to continue to permanently waive its rights to receive such fees in future periods.

The underwriters are entitled to a deferred fee of $0.40 per Unit, or $9,660,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete an Initial Business Combination and certain other conditions are met. On June 22, 2023, the Company and the underwriter entered into an agreement to reduce the deferred underwriter commission payable upon consummation of the initial business combination from $9,660,000 to $3,622,500. As such, the Company has reduced the deferred underwriter fee payable on its condensed consolidated balance sheets to $3,622,500 as of September 30, 2023.

On June 19, 2023, the Company engaged William Blair & Company, L.L.C. (“William Blair”) as co-placement agent with BTIG, LLC (“BTIG”) (together, the “Placement Agents”) in connection with the Company’s Initial Business Combination. If the Initial Business Combination is consummated, William Blair will be paid a success fee of $4,000,000. In the event a securities offering is consummated, the Company will pay the Placement Agents an aggregate placement fee of 5.00% of the total transaction consideration. No amounts have been accrued for as of September 30, 2023 as they are contingent on the consummation of the Initial Business Combination and securities offering.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current principal executive officer and principal financial and accounting officer, the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2023, pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were not effective as a result of a material weakness identified as of September 30, 2023, related to the fact that we had not yet designed and maintained effective controls relating to the accrual of legal fees.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2023, except as disclosed above, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The Company has received two demand letters from putative stockholders of the Company, dated September 26, 2023 and September 27, 2023 (the “Demands”), generally alleging that the proxy statement/consent solicitation statement/prospectus forming part of the registration statement on Form S-4 filed by the Company with the SEC on September 11, 2023, omits material information with respect to the Business Combination. The Demands seek the issuance of corrective disclosures in an amendment or supplement to the proxy statement/consent solicitation statement/prospectus. The outcome of the Demands cannot be predicted with certainty, although there is a risk that the putative stockholders could try to enjoin the special meeting of stockholders at which the Company’s stockholders are being asked to consider and vote upon the Business Combination, among other items. However, the Company believes that the allegations in the Demands are without merit. Additional complaints or demand letters may be filed against or received by the Company, the Company’s Board of Directors and/or Pinstripes in connection with the Business Combination. If additional similar complaints are filed or demand letters received, absent new or different allegations that are material, the Company or Pinstripes will not necessarily announce such additional filings.

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

The Closing may not be completed on the anticipated terms and there are uncertainties and risks related to consummating the proposed Business Combination. Even if the Amended Pinstripes Agreement is approved by the stockholders of the Company, specified conditions must be satisfied or waived before the parties to Amended Pinstripes Agreement are obligated to complete the Business Combination. The Company does not control the satisfaction of all of such conditions. The Company and Pinstripes may not satisfy all of the closing conditions in the Amended Pinstripes Agreement. If the closing conditions are not satisfied or waived, the Business Combination will not occur, or will be delayed pending later satisfaction or waiver, and such delay may cause the Company and Pinstripes to each lose some or all of the intended benefits of the Business Combination.

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

During the pendency of the proposed Business Combination, the Company will not be able to enter into a business combination with another party because of restrictions in the Amended Pinstripes Agreement. Furthermore, certain provisions of the Amended Pinstripes Agreement will discourage third parties from submitting alternative takeover proposals, including proposals that may be superior to the arrangements contemplated by the Amended Pinstripes Agreement.

Covenants in the Amended Pinstripes Agreement impede the ability of the Company to make acquisitions or complete other transactions that are not in the ordinary course of business pending completion of the Business Combination. As a result, the Company may be at a disadvantage to its competitors during that period. While the Amended Pinstripes Agreement is in effect, neither the Company nor Pinstripes nor any of their respective affiliates, subsidiaries or representatives may (a) solicit or initiate any competing transaction or take any action to knowingly facilitate or encourage any person or group of persons other than the parties and their respective affiliates, representatives and agents (a “Competing Party”), to enter into any agreement in principle, letter of intent, term sheet or definitive agreement, or make any filing with the SEC (including the filing of any registration statement) or other governmental entity, with respect to a competing transaction; (b) enter into, participate in or continue or otherwise engage in any discussions or negotiations with any Competing Party regarding a competing transaction; (c) furnish (including through any virtual data room) any information relating to any party or subsidiary thereof or any of their respective assets or businesses, or afford access to the assets, business, properties, books or records of any party or any subsidiary thereof to a Competing Party, in all cases, for the purpose of assisting with or facilitating a competing transaction; (d) approve, endorse or recommend any competing transaction; or (e) enter into a competing transaction or any agreement, arrangement or understanding (including any letter of intent or term sheet) relating to a competing transaction or publicly announce an intention to do so. If the Business Combination is not completed, these provisions will make it more difficult to complete an alternative business combination following the termination of the Amended Pinstripes Agreement due to the passage of time during which these provisions have remained in effect.

We and Pinstripes will incur significant transaction and transition costs in connection with the proposed Business Combination.

We and Pinstripes expect to incur significant, non-recurring costs in connection with consummating the Business Combination and operating as a public company following the consummation of the Business Combination. We and Pinstripes may also incur additional costs to retain key employees. We will incur and be responsible for the expenses and fees as set forth in, and in connection with, the Amended Pinstripes Agreement. There can be no assurance that such fees and expenses will not be greater than expected or that there will be no unexpected costs related to the Business Combination.

Some of our executive officers and directors may have conflicts of interest that may influence or have influenced them to support or approve the Business Combination without regard to your interests or in determining whether Pinstripes is an appropriate target for our Initial Business Combination.

Our Sponsor and independent directors currently hold an aggregate of 5,095,375 shares of Class B Common Stock. Pursuant to the Sponsor Support Agreement, our Sponsor and George Courtot, Bruce Lubin, Otis Carter, Kimberley Annette Rimsza, Matt Jaffee and Brett Biggs (collectively, the “Sponsor Parties”) have agreed that two-thirds of the Class B Shares (or Class A common stock of the Company if converted) held by the Sponsor Parties (excluding up to 1,000,000 shares that will be transferred by the Sponsor to investors pursuant to certain non-redemption agreements entered into by the Sponsor and up to 2,000,000 shares that may be transferred by the Sponsor to investors in the Bridge Financing and the PIPE Investment (as defined in the Sponsor Letter Agreement), the “Vesting Shares”) shall be subject to vesting conditions and forfeiture as follows: (i) 50% of the Vesting Shares shall vest and no longer be subject to forfeiture if the volume weighted average share price of the Company Common Stock equals or exceeds $12.00 per share for any 20 trading days within any consecutive 30-trading day period commencing five months after the Closing; and (ii) 100% of the Vesting Shares shall vest and no longer be subject to forfeiture if the volume weighted average share price of the Company Common Stock equals or exceeds $14.00 per share for any 20 trading days within any consecutive 30-trading day period commencing five months after the Closing. Any Vesting Shares that remain unvested upon the five-year anniversary of the Closing will be forfeited by the Sponsor Parties. The personal and financial interests of our Sponsor, Sponsor Parties, executive officers and directors may influence or have influenced their motivation in identifying and selecting a target for our Initial Business Combination, their support for completing the proposed Business Combination and the operation of the Post-Business Combination Surviving Company following the consummation of the proposed Business Combination.

Certain officers and members of our board of directors may also participate in arrangements that may provide them with other interests in the proposed Business Combination that are different from yours, including, among others, arrangements for their continued service as directors of the Post-Business Combination Surviving Company.

Further, our Sponsor and Sponsor Parties have agreed to (i) vote in favor of all SPAC Stockholder Voting Matters (as such term is defined in the Amended Pinstripes Agreement) and the transactions contemplated thereby, (ii) waive the anti-dilution or similar protections with respect to the shares of Class B Common Stock held by the Sponsor Parties, (iii) not redeem any of their shares in connection with the vote to approve the Business Combination and (iv) not further amend or modify the letter agreement, dated as of January 19, 2022, by and among the Company, the Sponsor and other parties thereto.

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

In the period leading up to the Closing, events may occur that, pursuant to the Amended Pinstripes Agreement, would require the Company to consider agreeing to amend the Amended Pinstripes Agreement, to consent to certain actions taken by Pinstripes or to waiving rights to which the Company is entitled under the Amended Pinstripes Agreement. Such events could arise because of changes in the course of Pinstripes’s business or a request by Pinstripes to undertake actions that would otherwise be prohibited by the terms of the Amended Pinstripes Agreement. In any of such circumstances, it would be at the Company’s discretion, acting through board of directors of the Company, to grant its consent or waive those rights. The existence of financial and personal interests of one or more of the directors described in the preceding risk factors may result in a conflict of interest on the part of such director(s) between what such director may believe is best for the Company and its stockholders and what such director may believe is best for themselves in determining whether or not to take the requested action. The Company does not believe there will be any changes or waivers that the

Company’s directors and executive officers would be likely to make after stockholder approval of the Business Combination proposal has been obtained.

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

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that does not complete its Initial Business Combination within the proposed time frame set forth in the proposed safe harbor rule. As indicated above, we completed our IPO on January 24, 2022 and have operated as a blank check company searching for a target business with which to consummate an Initial Business Combination since such time. On June 22, 2023, or approximately 17 months after the effective date of the Compnay’s registration statement, the Company entered into the Pinstripes Agreement and filed a Form 8-K with the SEC announcing the entry into the Pinstripes Agreement. On September 26, 2023, or approximately 20 months after the effective date of the Company’s registration statement, the Company entered into the Amended Pinstripes Agreement and filed a Form 8-K with the SEC announcing the entry into the Amended Pinstripes Agreement. However, despite entering into the Amended Pinstripes Agreement, we still may be unable to complete the Business Combination within 24 months after the effective date of the registration statement for our IPO, or at all. If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an Initial Business Combination and instead be required to liquidate the Company. If we are required to liquidate the Company, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants following such a transaction, and our warrants would expire worthless.

The funds in the Trust Account have, since our IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. As of September 30, 2022, amounts held in Trust Account included approximately $514,356 and $4,405,609 of accrued interest for the three and nine months ended September 30, 2023. To mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company Act, we may, on or prior to the 24-month anniversary of the effective date of the registration statement relating to our IPO, or January 19, 2024, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (i.e., in one or more bank accounts) until the earlier of the consummation of an Initial Business Combination or our liquidation. Following such liquidation of the assets in our Trust Account, we will likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public stockholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the Trust Account had remained in U.S. government securities or money market funds. This means that the amount available for redemption would not increase in the future.

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

In connection with the review of our financial statements as of and for the three and nine months ended September 30, 2023, we identified a material weakness in our internal control over financial reporting related to the accrual of legal fees. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management, with oversight from the board of directors and the audit committee of the board of directors will implement a remediation plan for this material weakness, including, our principal executive officer or principal financial and accounting officer obtaining confirmation of billed and unbilled legal fees directly from our legal counsels through the end of each reporting period. We cannot be certain as to the timing of completion of our evaluation, testing, and remediation actions or their effect on our operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

All recent unregistered sales of securities have been previously reported.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the three months ended September 30, 2023, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit

2.1	Amended and Restated Business Combination Agreement, dated as of September 26, 2023, by and among Banyan Acquisition Corporation, Panther Merger Sub Inc. and Pinstripes, Inc. (1)

2.2	Business Combination Agreement, dated as of June 22, 2023, by and among Banyan Acquisition Corporation, Panther Merger Sub Inc. and Pinstripes, Inc. (2)

3.1	Amended and Restated Certificate of Incorporation.(3)

3.2	Charter Amendment, dated April 21, 2023, to the Amended and Restated Certificate of Incorporation.(4)

3.3	Bylaws.(5)

4.1	Specimen Unit Certificate.(5)

4.2	Specimen Class A Common Stock Certificate.(5)

4.3	Specimen Warrant Certificate.(5)

4.4	Warrant Agreement, dated January 19, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (3)

10.1	Sponsor Letter Agreement, dated as of June 22, 2023, by and among Banyan Acquisition Corporation, Pinstripes, Inc., Banyan Acquisition Sponsor LLC and other parties thereto.(2)

10.2	Security Holder Support Agreement, dated as of June 22, 2023, by and among Banyan Acquisition Corporation, Pinstripes, Inc. and certain security holders of Pinstripes, Inc. set forth therein.(2)

10.3	Lockup Agreement, dated June 22, 2023, by and among Banyan Acquisition Corporation, Pinstripes, Inc. and certain security holders set forth therein.(2)

10.4	Form of Director Designation Agreement, by and between Banyan Acquisition Corporation and Dale Schwartz.(2)

10.5	Investment Management Trust Agreement, dated January 19, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as trustee.(3)

10.6	Trust Amendment, dated April 21, 2023, to the Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.(4)

10.7	Registration Rights Agreement, dated January 19, 2022, by and among the Company, the Sponsor, BTIG, LLC and certain other security holders named therein.(3)

10.8	Support Services Agreement, dated January 19, 2022, by and between the Company and the Sponsor.(3)

10.9	Sponsor Warrants Purchase Agreement, dated January 19, 2022, by and between the Company and the Sponsor.(3)

10.10	BTIG Warrants Purchase Agreement, dated January 19, 2022, by and between the Company and BTIG, LLC.(3)

10.11	I-Bankers Warrants Purchase Agreement, dated January 19, 2022, by and between the Company and I-Bankers Securities, Inc.(3)

10.12	Securities Subscription Agreement, dated March 16, 2021, between the Registrant and Banyan Acquisition Sponsor LLC.(5)

10.13	Amended and Restated Promissory Note, initially dated March 16, 2021, issued to Banyan Acquisition Sponsor LLC.(5)

10.14	Form of Indemnity Agreement.(5)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
*	Filed herewith.
**	Furnished.
(1)Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 27, 2023, and incorporated by reference herein.
(2)Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 23, 2023, and incorporated by reference herein.
(3)Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 19, 2022, and incorporated by reference herein.
(4)Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 21, 2023, and incorporated by reference herein.
(5)Previously filed as an exhibit to the Company’s Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-258599) filed on January 10, 2022, and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANYAN ACQUISITION CORPORATION

Date: November 13, 2023	By:	/s/ Keith Jaffee
	Name:	Keith Jaffee
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 13, 2023	By:	/s/ George Courtot
	Name:	George Courtot
	Title:	Chief Financial Officer (Principal Financial Officer)