Form 10-Q
period 2024-01-07
Pinstripes Holdings, Inc.
filed 2024-02-21
CIK 1852633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 7, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number 001-41236
_________________________
Pinstripes Holdings, Inc.
(Exact Name of Registrant as Specified in its Charter)
_________________________

Delaware	86-2556699
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1150 Willow Road, Northbrook, IL	60062
(Address of Principal Executive Offices)	(Zip Code)
(847) 480-2323
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	PNST	New York Stock Exchange
Redeemable warrants, exercisable for shares of common stock, exercise price of $11.50 per share	PNST WS	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐   No ☒
At February 15, 2024, there were 40,087,786 shares outstanding of Class A Common Stock with a par value $0.0001 per share and there were no outstanding shares of Class B-1 Common Stock, Class B-2 Common Stock and Class B-3 Common Stock with a par value of $0.001 per share.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q (the “Quarterly Report”) that reflect our current views with respect to future events and financial performance, business strategies, expectations for our business and any other statements of a future or forward-looking nature, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts contained in this Quarterly Report may be forward-looking statements. These forward-looking statements include statements about the anticipated benefits of the Business Combination (as defined below) and our financial condition, results of operations, earnings outlook and prospects. Forward-looking statements appear in a number of places in this Quarterly Report including, without limitation, in the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Pinstripes Holdings.”
In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Forward-looking statements are typically identified by words such as “plan,” “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project,” “continue,” “could,” “may,” “might,” “possible,” “potential,” “predict,” “should,” “would” and other similar words and expressions, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. You should not place undue reliance on these forward-looking statements. We cannot assure you that future developments affecting the Company will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Some factors that could cause actual results to differ include, but are not limited to:
•our ability to recognize the anticipated benefits of the transactions consummated pursuant to the business combination agreement dated as of June 22, 2023 (as amended and restated as of September 26, 2023 and November 22, 2023) by and among Pinstripes Inc., Banyan Acquisition Corporation and Panther Merger Sub Inc. (the “Business Combination Agreement” and such transactions, the “Business Combination”);
•risks related to the uncertainty of the projected financial information with respect to the Company;
•the risks related to our current growth strategy and our ability to successfully open and integrate new locations;
•risks related to our substantial indebtedness;

•the risks related to the capital intensive nature of our business, our ability to attract new customers and retain existing customers and the impact of pandemics and global economic trends, including the resulting labor shortage and inflation, on us;
•our success in retaining or recruiting, or changes required in our officers, key employees or directors in operating as a public company;
•our ability to maintain the listing of Pinstripes Class A Common Stock (as defined below) and Warrants (as defined below) on the New York Stock Exchange (the “NYSE”);
•geopolitical risk and changes in applicable laws or regulations;
•the possibility that we may be adversely affected by other economic, business, and/or competitive factors;
•our estimates of expenses and profitability;
•operational risk;
•litigation and regulatory enforcement risks, including the diversion of management time and attention and the additional costs and demands on our resources; and
•other risks and uncertainties indicated in this Quarterly Report, including those under the heading “Risk Factors”, and other filings that have been made or will be made with the SEC by the Company, as applicable.
The foregoing list of factors is not exhaustive and additional factors may cause actual results to differ materially from current expectations. We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report. Should one or more of these risks or uncertainties materialize, or should any of the assumptions made by us prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. In addition, there may be additional risks that we presently do not know or that we currently believe are immaterial that could also cause actual results to differ from those contained in the forward-looking statements.
All subsequent written and oral forward-looking statements concerning matters addressed in this Quarterly Report and attributable to the Company or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Quarterly Report. We do not give any assurance that we will achieve our expectations. Investors and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which only speak as of the date made, are not a guarantee of future performance and are subject to a number of uncertainties, risks, assumptions and other factors, many of which are outside of our control. Except to the extent required by applicable law or regulation, we expressly disclaim any obligation and undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of unanticipated events. Stockholders should be aware that the occurrence of the events described in the section titled “Risk Factors” and elsewhere in this Quarterly Report may adversely affect the Company.

Part I - Financial Information

Pinstripes Holdings, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	(Unaudited)
	January 7, 2024	April 30, 2023
Assets
Current Assets
Cash and cash equivalents	$39,637	$8,436
Accounts receivable	2,051	1,310
Inventories	928	802
Prepaid expenses and other current assets	2,332	577
Total current assets	44,948	11,125
Property and equipment, net	72,007	62,842
Operating lease right-of-use assets	54,307	55,604
Other long-term assets	5,808	1,356
Total assets	$177,070	$130,927
Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Deficit
Current Liabilities
Accounts payable	$23,508	$19,305
Amounts due to customers	7,339	7,349
Current portion of long-term notes payable	3,056	1,044
Accrued occupancy costs	6,231	14,940
Other accrued liabilities	9,182	8,613
Current portion of operating lease liabilities	15,571	10,727
Warrant liabilities	12,327	—
Total current liabilities	77,214	61,978
Long-term notes payable	68,190	36,211
Long-term accrued occupancy costs	280	2,020
Operating lease liabilities	90,236	91,398
Other long-term liabilities	1,386	850
Total liabilities	237,306	192,457

Redeemable convertible preferred stock	—	53,468

Stockholders’ deficit
Common stock (par value: $0.0001; authorized: 430,000,000 shares; issued and outstanding: 39,931,785 shares at January 7, 2024 and 11,422,476 shares at April 30, 2023)	4	1
Additional paid-in capital	56,656	3,794
Accumulated deficit	(116,896)	(118,793)
Total stockholders’ deficit	(60,236)	(114,998)
Total liabilities, redeemable convertible preferred stock, and stockholders’ deficit	$177,070	$130,927

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pinstripes Holdings, Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	January 7, 2024	January 1, 2023	January 7, 2024	January 1, 2023

Food and beverage revenues	$24,854	$21,759	$64,806	$61,157
Recreation revenues	7,308	6,419	17,720	15,946
Total revenue	32,162	28,178	82,526	77,103

Cost of food and beverage	5,017	4,475	13,732	13,102
Store labor and benefits	10,831	9,511	29,465	27,577
Store occupancy costs, excluding depreciation	4,947	4,305	10,537	12,551
Other store operating expenses, excluding depreciation	5,140	4,456	14,696	12,634
General and administrative expenses	5,274	2,529	12,576	9,840
Depreciation expense	2,076	1,860	5,417	5,574
Pre-opening expenses	1,934	1,156	7,238	2,141
Operating loss	(3,057)	(114)	(11,135)	(6,316)
Interest expense	(2,485)	(278)	(6,086)	(735)
Gain on change in fair value of warrant liabilities and other	17,790	—	19,140	—
Gain (loss) on debt extinguishment	—	—	—	8,448
Income (loss) before income taxes	12,248	(392)	1,919	1,397
Income tax expense	—	—	—	144
Net income (loss)	12,248	(392)	1,919	1,253
Less: Cumulative unpaid dividends and change in redemption amount of redeemable convertible preferred stock	(350)	—	(2,301)	—
Net income (loss) attributable to common stockholders	$11,898	$(392)	$(382)	$1,253

Basic earnings (loss) per share	$0.35	$(0.03)	$(0.03)	$0.11
Diluted earnings (loss) per share	$0.33	$(0.03)	$(0.03)	$0.04
Weighted average shares outstanding, basic	15,784,141	11,408,369	13,324,330	11,404,578
Weighted average shares outstanding, diluted	37,061,006	11,408,369	13,324,330	31,692,877

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pinstripes Holdings, Inc.
Unaudited Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit
(in thousands, except share and per share amounts)

	Thirty-Six Weeks Ended January 7, 2024
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares(1)	Amounts	Shares(1)	Amounts
Balance as of April 30, 2023, as previously reported	10,203,945	$53,468	6,178,962	$62	$3,733	$(118,793)	$(114,998)
Retroactive application of reverse recapitalization	8,659,145	—	5,243,514	(61)	$61	—	—
Balance as of April 30, 2023, after effect of the reverse recapitalization	18,863,090	$53,468	11,422,476	$1	$3,794	$(118,793)	$(114,998)
Net loss	—	—	—	—	—	(3,046)	(3,046)
Issuance of Series I redeemable convertible preferred stock	1,988,620	18,463	—	—	—	—	—
Accretion of cumulative dividends on Series I redeemable convertible preferred stock	—	134	—	—	(134)	—	(134)
Change in the redemption value of the redeemable convertible preferred stock	—	1,423	—	—	(1,423)	—	(1,423)
Stock based compensation	—	—	—	—	141	—	141
Balance as of July 23, 2023	20,851,710	$73,488	11,422,476	$1	$2,378	$(121,839)	$(119,460)
Net loss	—	—	—	—	—	(7,283)	(7,283)
Issuance of warrants	—	—	—	—	173	—	173
Reclassification of liability-classified warrants	—	—	—	—	(1,834)	—	(1,834)
Issuance of Series I redeemable convertible preferred stock	138,000	1,380	—	—	—	—	—
Accretion of cumulative dividends on Series I redeemable convertible preferred stock	—	394	—	—	(394)	—	(394)
Stock based compensation	—	—	—	—	220	—	220
Balance as of October 15, 2023	20,989,710	$75,262	11,422,476	$1	$543	$(129,122)	$(128,578)
Net income	—	—	—	—	—	12,248	12,248
Issuance of warrants	—	—	—	—	23	(23)	—
Reclassification of liability-classified warrants	—	—	—	—	940	—	940
Accretion of cumulative dividends on Series I redeemable convertible preferred stock	—	350	—	—	(350)	—	(350)
Exercise of stock options	—	—	45,322	—	—	—	—
Exercise of warrants	—	—	296,053	—	2,203	—	2,203
Conversion of cumulative unpaid dividends on Series I redeemable convertible preferred stock to common stock in connection with the reverse recapitalization	—	(878)	87,755	—	878	—	878
Conversion of redeemable convertible preferred stock to common stock in connection with the reverse recapitalization	(20,989,710)	(74,734)	20,989,710	2	74,732	—	74,734
Conversion of warrants into common stock in connection with the reverse recapitalization	—	—	655,213	—	—	—	—

Pinstripes Holdings, Inc.
Unaudited Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit
(in thousands, except share and per share amounts)

Conversion of long-term notes payable and accrued interest to common stock in connection with the reverse recapitalization	—	—	924,304	—	5,000	—	5,000
Forfeiture of accrued interest in connection with the conversion of long-term notes payable	—	—	—	—	890	—	890
Issuance of common stock in the reverse recapitalization pursuant to the BCA	—	—	5,447,203	1	(1)	—	—
Transfer of warrants related to business combination	—	—	—	—	(29,824)	—	(29,824)
Transaction costs incurred in connection with the reverse recapitalization	—	—	—	—	(23,362)	—	(23,362)
Issuance of common stock as payment for Legacy Pinstripes transaction costs incurred in connection with the reverse recapitalization	—	—	50,000	—	—		—
Issuance of common stock as settlement for the unpaid accrued interest on the convertible notes	—	—	13,749	—	138	—	138
Issuance of warrants in connection with the reverse recapitalization	—	—	—	—	24,592	—	24,592
Stock based compensation	—	—	—	—	254	—	254
Balance as of January 7, 2024	—	$—	39,931,785	$4	$56,656	$(116,896)	$(60,236)
(1) The number of shares of Redeemable Convertible Preferred Stock and Common Stock issued and outstanding prior to the Reverse Recapitalization have been retroactively adjusted by the Exchange Ratios to give effect to the Reverse Recapitalization. See Note 2.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pinstripes Holdings, Inc.
Unaudited Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit
(in thousands, except share and per share amounts)

	Thirty-Six Weeks Ended January 1, 2023
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares(1)	Amounts	Shares(1)	Amounts
Balance as of April 24, 2022, as previously reported	10,085,612	$52,218	6,167,254	$62	$1,650	$(111,268)	$(109,556)
Retroactive application of reverse recapitalization	8,558,727	—	5,234	(61)	61	$—	$—
Balance as of April 24, 2022, after effect of the reverse recapitalization	18,644,339	$52,218	11,400,833	$1	$1,711	$(111,268)	$(109,556)
Net income	—	—	—	—	—	5,035	5,035
Issuance of warrants	—	—	—	—	—	—	—
Issuance of Series G redeemable convertible preferred stock	194,104	1,050	—	—	—	—	—
Issuance of Series H redeemable convertible preferred stock	24,647	200	—	—	—	—	—
Exercise of stock options	—	—	2	—	6	—	6
Stock based compensation	—	—	—	—	52	—	52
Balance as of July 17, 2022	18,863,090	$53,468	11,402,682	$1	$1,769	$(106,233)	$(104,463)
Net loss	—	—	—	—	—	(3,390)	(3,390)
Issuance of warrants	—	—	—	—	10	—	10
Stock based compensation	—	—	—	—	59	—	59
Balance as of October 9, 2022	18,863,090	$53,468	11,402,682	$1	$1,838	$(109,623)	$(107,784)
Net loss	—	—	—	—	—	(392)	(392)
Issuance of warrants	—	—	—	—	—	—	—
Exercise of stock options	—	—	20	—	60	—	60
Stock based compensation	—	—	—	—	67	—	67
Balance as of January 1, 2023	18,863,090	$53,468	11,422,477	$1	$1,965	$(110,015)	$(108,049)
(1) The number of shares of Redeemable Convertible Preferred Stock and Common Stock issued and outstanding prior to the Reverse Recapitalization have been retroactively adjusted by the Exchange Ratios to give effect to the Reverse Recapitalization. See Note 2.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pinstripes Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Thirty-Six Weeks Ended
	January 7, 2024	January 1, 2023
Cash flows from operating activities
Net income	$1,919	$1,253
Adjustments to reconcile net income (loss) to net cash used in operating activities
Gain on modification of operating leases	(3,281)	—
Depreciation expense	5,417	5,574
Non-cash operating lease expense	4,048	3,893
Operating lease tenant allowances	3,789	4,753
Stock based compensation	615	178
Gain on change in fair value of warrant liabilities and other	(19,305)	—
Gain on extinguishment of debt	—	(8,448)
Amortization of debt issuance costs	1,425	13
(Increase) decrease in operating assets
Accounts receivable	(741)	(283)
Inventories	(126)	(124)
Prepaid expenses and other current assets	(1,265)	(380)
Other long-term assets	(5,808)	—
(Decrease) increase in operating liabilities
Accounts payable	6,400	3,165
Amounts due to customers	(10)	(674)
Accrued occupancy costs	(3,954)	(2,032)
Other accrued liabilities	1,867	697
Operating lease liabilities	(6,808)	(5,897)
Net cash provided by (used in) operating activities	(15,818)	1,688
Cash flows from investing activities
Purchase of property and equipment	(14,771)	(1,842)
Net cash (used in) investing activities	(14,771)	(1,842)
Cash flows from financing activities
Proceeds from stock option exercises	—	66
Proceeds from warrant exercises	1	—
Proceeds from warrant issuances	24,592	—
Proceeds from issuance of redeemable convertible preferred stock, net	19,843	200
Payment of transaction costs related to reverse recapitalization	(23,437)	—
Principal payments on long-term notes payable	(466)	(1,379)
Proceeds from the Oaktree Tranche 2 Loan	1,590	—
Debt issuance costs	(773)	—
Redemption of long-term notes payable	—	(100)
Proceeds from long-term notes payable, net	40,440	—
Net cash provided by (used in) financing activities	61,790	(1,213)
Net change in cash and cash equivalents	31,201	(1,367)
Cash and cash equivalents, beginning of period	8,436	8,907
Cash and cash equivalents, end of period	$39,637	$7,540

Supplemental disclosures of cash flow information
Cash paid for interest	$5,241	$690
Supplemental disclosures of non-cash operating, investing and financing activities
Conversion of long-term notes payable to redeemable convertible preferred stock	$—	$1,050
Conversion of long-term notes payable and accrued interest to common stock	$5,137	$—
Forfeiture of accrued interest in connection with the conversion of long-term notes payable	$890	$—
Reclassification of warrant liability in connection with the reverse recapitalization	$940	$—

Pinstripes Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

Conversion of preferred stock to common stock in connection with the reverse recapitalization	$75,501	$—
Transaction costs incurred in connection with the reverse recapitalization but not yet paid	$388	$—
Transfer of warrants related to business combination	$29,824	$—
Conversion of Legacy Pinstripes common stock in connection with the reverse recapitalization	$180	$—
Increase in operating lease right-of-use assets	$5,963	$7,580
Non-cash finance obligation	$1,270	$—
Non-cash capital expenditures included in accounts payable	$2,198	$3,610
Change in the redemption amount of the redeemable convertible preferred stock	$1,423	$—
Accretion of cumulative dividends on Series I redeemable convertible preferred stock	$878	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pinstripes Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)
Twelve and Thirty-Six Weeks Ended January 7, 2024 and January 1, 2023
Note 1 – Nature of Business and Basis of Presentation
Pinstripes Holdings, Inc. (“Pinstripes”, “New Pinstripes”, the “Company”, “we”, “us”, or “our”) was formed for the purpose of operating and expanding a unique entertainment and dining concept. As of January 7, 2024, the Company has 15 locations in nine states and generates revenue primarily from the sale of food, beverages, bowling, bocce, and hosting private events. The Company operates its business as one operating and one reportable segment.
On December 29, 2023, Pinstripes, Inc. (“Legacy Pinstripes”) consummated the previously announced business combination pursuant to the Business Combination Agreement, dated as of June 22, 2023 (as amended and restated as of September 26, 2023 and November 22, 2023, the “BCA” or “Business Combination”), by and among Legacy Pinstripes, Banyan Acquisition Corporation, a Delaware corporation (“Banyan”), and Panther Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Banyan. The financial statements included in this report reflect (i) the historical operating results of Legacy Pinstripes prior to the Business Combination and (ii) the combined results of Legacy Pinstripes and New Pinstripes following the closing of the Business Combination (collectively, Legacy Pinstripes and New Pinstripes are referred to as the “Company”). In connection with the closing of the Business Combination, Banyan changed its name to Pinstripes Holdings, Inc. (see Note 2).
The closing of the Business Combination is accounted for as a reverse recapitalization. The prior period share and per share amounts presented in the condensed consolidated financial statements and related notes have been retroactively adjusted to give effect to the reverse recapitalization treatment of the transactions completed by the Business Combination.
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its directly and indirectly wholly owned subsidiaries: Pinstripes, Inc., Pinstripes at Prairiefire, Inc., Pinstripes Illinois, LLC, and Pinstripes, Hillsdale, LLC. All intercompany accounts and transactions have been eliminated in consolidation.
Fiscal Years
The Company’s fiscal year consists of 52/53-weeks ending on the last Sunday in April. The fiscal year ended April 30, 2023 contained 53 weeks. In a 52-week fiscal year, the first, second and third fiscal quarters each contain twelve weeks and the fourth fiscal quarter contains sixteen weeks. In a 53-week fiscal year, the first second, and third fiscal quarters each contain twelve weeks and the fourth fiscal quarter contains seventeen weeks.
Interim Financial Statements
The Company’s financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information as prescribed by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and notes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated.
Certain information and footnote disclosures normally included in annual financial statements presented in accordance with GAAP have been omitted pursuant to rules and regulations of the SEC. Due to the seasonality of the Company’s business, results for any interim financial period are not necessarily indicative of the results that may be achieved for a full fiscal year. In addition, quarterly results of operations may be impacted by the timing and amount of sales and costs associated with opening new locations.
These interim unaudited condensed consolidated financial statements do not represent complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended April 30, 2023 included in the Company’s registration statement on Form S-4/A filed with the SEC on November 28, 2023.

Pinstripes Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)
Twelve and Thirty-Six Weeks Ended January 7, 2024 and January 1, 2023
Use of Estimates
The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Cash and cash equivalents
Management considers transaction settlements in process from credit card companies and all highly-liquid investments with original maturities of three months or less to be cash equivalents. Amounts due from credit card transactions with settlement terms of less than five days are included in cash and cash equivalents. Credit and debit card receivables included within cash were $1,612 and $1,381 as of January 7, 2024 and April 30, 2023, respectively.
Revenue
Food and beverage revenues and recreation revenues are recognized when payment is tendered at the point of sale as the performance obligation has been satisfied. Food and beverage revenues include the sale of food and beverage products. Recreation revenues include bowling and bocce sales. Revenues are recognized net of discounts and taxes. Event deposits received from guests are deferred and recognized as revenue when the event is held. Event deposits received from customers in advance are included in amounts due to customers in the condensed consolidated balance sheets in the amounts of $5,059 as of January 7, 2024 and $5,453 as of April 30, 2023.
The Company sells gift cards, which do not have expiration dates, and does not deduct non-usage fees from outstanding gift card balances. Gift card sales are initially recorded by the Company as a liability and subsequently recognized as revenue upon redemption by the customer. For unredeemed gift cards that the Company expects to be entitled to breakage and for which there is no legal obligation to remit the unredeemed gift card balances to the relevant jurisdictions, the Company recognizes expected breakage as revenue in proportion to the pattern of redemption by the customers. The determination of the gift card breakage is based on the Company’s specific historical redemption patterns. The contract liability related to our gift cards is included in amounts due to customers in the condensed consolidated balance sheets in the amounts of $2,280 as of January 7, 2024 and $1,896 as of April 30, 2023. The components of gift card revenue were as follows:

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	January 7, 2024	January 1, 2023	January 7, 2024	January 1, 2023
Redemptions, net of discounts	$472	$(38)	$1,355	$628
Breakage	$339	$130	$584	$591
Gift card revenue, net	$811	$92	$1,939	$1,219
Revenues are reported net of sales tax collected from customers. Sales tax collected is included in other accrued liabilities on the condensed consolidated balance sheets until the taxes are remitted to the appropriate taxing authorities.
Pre-opening costs
Pre-opening costs, which are expensed as incurred, consist of expenses prior to opening a new store location and are made up primarily of manager salaries, relocation costs, recruiting expenses, payroll and training costs, marketing, and travel costs. These costs also include occupancy costs recorded during the period between the date of possession and the date we begin operations at a location. Pre-opening costs were $1,934 and $7,238 for the twelve and thirty-six weeks ended January 7, 2024, respectively, compared to $1,156 and $2,141 for the twelve and thirty-six weeks ended January 1, 2023, respectively, due to preparations for new locations under construction.

Pinstripes Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)
Twelve and Thirty-Six Weeks Ended January 7, 2024 and January 1, 2023
Common and preferred stock
In connection with the Reverse Recapitalization (see Note 2), the following classes of common (collectively, the Class A Common Stock, Class B-1 Common Stock, Class B-2 Common Stock and Class B-3 Common Stock, are referred to as “Common Stock”) and preferred stock were authorized:
•400,000,000 shares of Class A Common Stock at a par value of $0.0001 per share, of which 39,391,785 shares were issued and outstanding as of January 7, 2024
•10,000,000 shares of Class B-1 Common Stock at a par value of $0.0001 per share, of which no shares were issued and outstanding as of January 7, 2024
•10,000,000 shares of Class B-2 Common Stock at a par value of $0.0001 per share, of which no shares were issued and outstanding as of January 7, 2024
•10,000,000 shares of Class B-3 Common Stock at a par value of $0.0001 per share, of which no shares were issued and outstanding as of January 7, 2024
•10,000,000 shares of preferred stock at a par value of $0.0001 per share, of which no shares were issued and outstanding as of January 7, 2024
Recently adopted and issued accounting standards
Management reviewed the accounting pronouncements that became effective for the third quarter of fiscal year 2024 and determined that either they were not applicable, or they did not have a material impact on the condensed consolidated financial statements. Management also reviewed the recently issued accounting pronouncements to be adopted in future periods and determined that they are not expected to have a material impact on the condensed consolidated financial statements.
Note 2 – Reverse Recapitalization
The consummation of the Business Combination was accounted for as a reverse recapitalization in accordance with GAAP (“Reverse Recapitalization”). Under this method of accounting, Banyan is treated as the “acquired” company. Accordingly, for accounting and financial reporting purposes, the financial statements of the combined entity, New Pinstripes, represent a continuation of the condensed consolidated financial statements of Legacy Pinstripes, with the transaction treated as the equivalent of Legacy Pinstripes issuing stock for the net assets of Banyan, accompanied by a recapitalization. The net assets of Banyan are stated at historical cost, which approximates fair value, with no goodwill or other intangible assets recorded. Legacy Pinstripes was determined to be the accounting acquirer due to (i) Legacy Pinstripes’ stockholders comprising the relative majority of the voting power of the combined entity and having the ability to nominate the substantial majority of the board of directors of New Pinstripes, (ii) Legacy Pinstripes’ operations prior to the Reverse Recapitalization comprising the only ongoing operations of the combined entity, and (iii) Legacy Pinstripes’ senior management comprising the senior management of the combined company.
In connection with the closing of the Business Combination:
•Immediately prior to the consummation of the Reverse Recapitalization (i) each of the issued and outstanding 11,089,695 shares of Legacy Pinstripes Redeemable Convertible Preferred Stock (including the 850,648 shares of Legacy Pinstripes Series I Redeemable Convertible Preferred Stock and the 35,102 shares payable for the settlement of the cumulative unpaid dividends thereon) were converted into 11,089,695 shares of Legacy Pinstripes Common Stock; (ii) each of the issued and outstanding 354,436 Legacy Pinstripes warrants were converted into 354,436 shares of Legacy Pinstripes Common Stock; and (iii) each of Legacy Pinstripes

Pinstripes Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)
Twelve and Thirty-Six Weeks Ended January 7, 2024 and January 1, 2023
outstanding principal convertible note obligations were converted into 500,000 shares of Legacy Pinstripes Common Stock (collectively, the “Conversion Shares”);
•Each of the issued and outstanding 17,422,009 shares of Legacy Pinstripes Common Stock held by the Legacy Pinstripes stockholders, including the Conversion Shares, with the exception of the 885,750 shares of Legacy Pinstripes Common Stock issued upon conversion of Legacy Pinstripes Series I Redeemable Convertible Preferred Stock (the “Series I Investors”), were cancelled and converted into 32,206,458 shares of New Pinstripes Class A Common Stock, after giving effect to an exchange ratio of approximately 1.8486 shares of New Pinstripes Class A Common Stock for each share of Legacy Pinstripes as set forth in the BCA (the “Exchange Ratio”);
•Each of the issued and outstanding 885,750 shares of Legacy Pinstripes Common Stock held by the Series I Investors were cancelled and converted into 2,214,375 shares of New Pinstripes Class A Common Stock after giving effect to an exchange ratio of approximately 2.5 shares of New Pinstripes Class A Common Stock for each share of Legacy Pinstripes as set forth in the BCA (the “Series I Exchange Ratio”) (collectively, the Exchange Ratio and the Series I Exchange Ratios are referred to as the “Exchange Ratios”);
•All 32,203 of the issued and outstanding shares of Banyan Redeemable Class A Common Stock held by Banyan stockholders were re-issued as 32,203 shares of New Pinstripes Class A Common Stock;
•Banyan stockholders forfeited an aggregate of 2,768,750 shares of the issued and outstanding Banyan Class A Common Stock which were re-issued as (i) 1,242,975 shares of New Pinstripes Class A Common Stock to the Legacy Pinstripes stockholders (other than the Series I Investors), (ii) 507,025 shares of New Pinstripes Class A Common Stock to the Series I Investors and (iii) 1,018,750 shares of Class A Common Stock to the certain investors in Banyan who agreed not to redeem their respective shares of Banyan Class A Common Stock in connection with Banyan’s extension meeting held on April 21, 2023;
•Each of the remaining issued and outstanding 3,665,000 shares of Banyan Class A Common Stock held by the Banyan stockholders were re-issued as 3,665,000 shares of New Pinstripes Common Stock;
•All of the 2,722,593 issued and outstanding vested and unvested Legacy Pinstripes options held by the Legacy Pinstripes stockholders were converted into New Pinstripes options exercisable for 5,032,434 shares of New Pinstripes Common Stock, after giving effect to the Exchange Ratio, at an exercise price per share equal to the Legacy Pinstripes option exercise price divided by the Exchange Ratio; and
•50,000 shares of New Pinstripes Class A Common Stock were issued to a third party as payment for $500 of transaction costs incurred by Legacy Pinstripes in connection with the closing of the business combination.
Pursuant to the BCA, an aggregate of (i) 1,485,000 of the issued and outstanding shares of Banyan Class A Common Stock and 345,000 of the issued and outstanding shares of Banyan Class B Common Stock held by the Banyan stockholders were re-issued as 1,830,000 shares of New Pinstripes Class B Common Stock, subject to vesting based upon satisfaction of stock trading price conditions (“Sponsor Earnout Shares”), (ii) 5,000,000 shares of New Pinstripes Class B Common Stock were issued to Legacy Pinstripes stockholders, subject to vesting based upon satisfaction of stock trading price conditions (“Target Earnout Shares”), and (iii) 4,000,000 shares of New Pinstripes Class B Common Stock were issued to Legacy Pinstripes stockholders, subject to vesting based upon financial performance in calendar 2024 (“EBITDA Earnout Shares” and, together with the Sponsor Earnout Shares and the Target Earnout Shares, the “Earnout Shares”). The Earnout Shares, which will convert into New Pinstripes Class A Common Stock if the conditions described herein are met, are subject to forfeiture if the respective achievement of the specified targets are not met, are classified in stockholders’ equity as the Earnout Shares were determined to be indexed to New Pinstripes Class A Common Stock and meet the requirements for equity-classification (see Note 11).
In connection with the Reverse Recapitalization, Pinstripes entered into a loan agreement with Oaktree Fund Administration, LLC (“Oaktree”) under which Pinstripes obtained a senior secured term loan in the principal amount of $50,000 (see Note 5) and issued warrants to purchase 2,500,000 shares of New Pinstripes Class A Common Stock at an

Pinstripes Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)
Twelve and Thirty-Six Weeks Ended January 7, 2024 and January 1, 2023
exercise price of $0.01 per share (“ Oaktree Tranche 1 Warrants”). Management evaluated the warrants and concluded the meet the criteria for equity classification (see Note 10).
The number of shares of New Pinstripes Common Stock issued immediately following the consummation of the Reverse Capitalization was as follows:

Shares
Legacy Pinstripes stockholders(1)	33,449,433
Banyan stockholders(2)	3,697,203
Series I Investors	2,721,400
Other	50,000
Total shares of New Pinstripes Common Stock outstanding immediately following the Reverse Recapitalization	39,918,036
(1) Excludes the 5,000,000 Target Earnout Shares and the 4,000,000 EBITDA Earnout shares subject to forfeiture if the achievement of certain targets is not met.
(2) Includes the 1,018,750 shares of Class A Common Stock to certain investors in Banyan who agreed not to redeem their respective shares of Banyan Class A Common Stock in connection with Banyan’s extension meeting held on April 21, 2023 and excludes the 1,830,000 Sponsor Earnout Shares subject to forfeiture if the achievement of certain targets is not met.
Transaction Costs
During the twelve and thirty-six weeks ended January 7, 2024, the Company incurred $20,191 and $24,317, respectively, for transaction costs incurred in connection with the Reverse Recapitalization, inclusive of Banyan incurred transaction costs. The transaction costs primarily represent fees incurred for financial advisory, legal, and other professional services. Transaction costs are reported as a reduction of additional paid-in capital on the condensed consolidated balance sheets as of January 7, 2024, excluding $450 reported as prepaid and other current assets related to director and officer insurance. Of the total transaction costs incurred as of January 7, 2024, $23,438 has been paid and reflected as a cash outflow from financing activities.
Retroactive Application of Reverse Recapitalization
The Business Combination is accounted for as a reverse recapitalization of equity. Accordingly, the prior period share and per share amounts presented in the condensed consolidated financial statements and related notes have been retroactively adjusted to give effect to the Reverse Recapitalization.
Reverse Application of Reverse Recapitalization to the Condensed Consolidated Balance Sheets
To conform to the retroactive application of the Reverse Recapitalization, the redeemable convertible preferred stock and the total stockholders’ deficit within the condensed consolidated balance sheets have been retroactively converted to New Pinstripes Common Stock using the Exchange Ratios and the New Pinstripes Common Stock par value of $0.0001. Accordingly, the Company reclassified $61 of Legacy Pinstripes Common Stock par value to additional paid-in capital at April 30, 2023.
Reverse Application of Reverse Recapitalization to the Unaudited Condensed Consolidated Statements of Operations
The weighted average shares during the twelve weeks and thirty-six weeks ended January 7, 2024 and January 1, 2023 have been recalculated to give effect to the retroactive application of the Reverse Recapitalization on the outstanding shares. Accordingly, the basic and diluted weighted-average Legacy Pinstripes Common Stock were retroactively converted to New Pinstripes Common Stock.

Pinstripes Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)
Twelve and Thirty-Six Weeks Ended January 7, 2024 and January 1, 2023
Reverse Application of Reverse Recapitalization to the Unaudited Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit
The unaudited condensed consolidated statements of redeemable convertible preferred stock and stockholders’ deficit have been recast to reflect the number of New Pinstripes Common Stock issued to Legacy Pinstripes stockholders in connection with the Reverse Recapitalization at the New Pinstripes Common Stock par value of $0.0001.
Note 3 – Inventory
Inventories consist of the following:

	January 7, 2024	April 30, 2023
Beverage	$644	$545
Food	284	257
Total	$928	$802
Note 4 – Property and Equipment
Property and equipment, net is summarized as follows:

	January 7, 2024	April 30, 2023
Leasehold improvements	71,292	61,534
Furniture, fixtures, and equipment	40,818	33,361
Building and building improvements	7,000	7,000
Construction in progress	21,935	24,568
Total cost	141,045	126,463
Less: accumulated depreciation	(69,038)	(63,621)
Property and equipment, net	72,007	62,842
Construction in progress relates to new locations under construction.
Note 5 – Debt
Long-term financing arrangements consists of the following:

	January 7, 2024	April 30, 2023
PPP and SBA loans	$500	$500
Term loans	35,000	22,500
Equipment loan	16,500	11,500
Senior notes	50,278	—
Convertible notes	—	5,000
Finance obligations	4,834	3,995
Other	92	127
Less: unamortized debt issuance costs and discounts	(35,958)	(6,367)
Total	71,246	37,255
Less: current portion of long-term borrowings	(3,056)	(1,044)
Long-term notes payable	$68,190	$36,211

Pinstripes Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)
Twelve and Thirty-Six Weeks Ended January 7, 2024 and January 1, 2023
PPP & SBA Loans
In April 2020, the Company executed a loan pursuant to the Paycheck Protection Program (“PPP”) loans, which was administered by the Small Business Association (“SBA”) under the CARES Act and the PPP Flexibility Act of 2020, for $7,725.
During the fiscal year ended April 24, 2022, the Company executed three PPP loans totaling $3,265. Each PPP loan matures two years after issuance. The interest rate on each PPP loan is 1.0% annually.
As authorized by the provisions of the CARES Act, the Company applied for forgiveness of a portion of the PPP loans. For the thirty-six weeks ended January 1, 2023, the Company recorded a gain on the extinguishment of debt for $8,448, which includes accrued interest.
Term Loans
On March 7, 2023, the Company entered into a term loan facility (the “Silverview Facility”), consisting of two tranches and detachable warrants (see Note 10), with Silverview Credit Partners LP (“Silverview”) for $35,000 (the “Silverview Tranche 1 Loan”) that matures on June 7, 2027. As part of the transaction, the Company repaid $5,598 of term loans with Live Oak Banking Company. The interest rate on the term loan is 15%, which is payable monthly, and is collateralized by a first lien security interest in the assets of the business. At each six-month interval beginning in March of fiscal year 2024, the Company will begin repaying the principal amount. As of January 7, 2024, and April 30, 2023, the principal outstanding is $22,500 related to Tranche 1.
The Silverview Facility provides for a second tranche (the “Silverview Tranche 2 Loan”) that allows the Company to draw an additional $12,500 solely during the Silverview Tranche 2 Loan availability period which ends on the earlier of September 7, 2024, or the date on which obligations shall become due and payable in full per the loan agreement. Under the Silverview Tranche 2 Loan, the Company can borrow $2,500 per draw for each of five new store openings ($12,500 in aggregate). The Company had no borrowings outstanding under the Silverview Tranche 2 Loan as of April 30, 2023.
In relation to the above term loans, the Company incurred debt issuance costs and discounts of $5,182, of which $1,354 was debt issuance costs, $2,421 was debt discount, and $1,407 was a loan commitment asset within other long-term assets on the consolidated balance sheets as of April 30, 2023.
On August 1, 2023, the Company and Silverview entered into an agreement whereby the Company agreed to grant Silverview warrants to purchase shares of the Company’s Common Stock issuable and exercisable by Silverview if the Company obtains additional funding under the Silverview Tranche 2 Loan. Simultaneously, the Company amended and restated its existing warrant agreement (see Note 10). The Company determined that the amendment was treated as a debt modification and accordingly, no gain or loss was recognized.
On July 27, 2023, September 29, 2023, October 20, 2023 and December 29, 2023 the Company received $1,000, $1,500, $5,000 and $5,000 respectively, in additional debt proceeds from Silverview under the Silverview Tranche 2 Loan to fund expansion, which bear interest at 15% and will be payable in full on June 7, 2027. Upon the issuance of each Silverview Tranche 2 Loan , the Company reduced the Silverview Tranche 2 Loan commitment asset for the proportional amount received and presents the amounts as a debt issuance costs and a reduction of the borrowing proceeds (i.e., a debt discount). As of January 7, 2024, the Company has drawn the total $12,500 available under the Silverview Tranche 2 Loan. As such, all of the remaining loan commitment asset of $1,203 has been reclassified to debt discount of $559 and debt issuance costs of $644.
As of January 7, 2024, the Company has recorded debt issuance costs and discounts, net of amortization, of $4,882, of which $1,653 was debt issuance costs and $3,229 was debt discount on the condensed consolidated balance sheets.
Equipment Loan
On April 19, 2023, the Company entered into a subordinated equipment loan (the “Granite Creek Facility”) of $11,500 and detachable warrants (see Note 10) with Granite Creek Capital Partners LLC (“Granite Creek”) that matures on

Pinstripes Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)
Twelve and Thirty-Six Weeks Ended January 7, 2024 and January 1, 2023
April 19, 2028. The interest rate on the loan is 12% and is payable monthly. The Granite Creek Facility is collateralized by the specific furniture, fixture, and equipment assets of the business. The outstanding principal will be repaid in quarterly installments equal to $431 on the last day of each calendar quarter commencing on September 30, 2024.
On July 27, 2023, the Company restated the term loan agreement with Granite Creek, to provide for $5,000 in additional debt financing and the issuance of additional detachable warrants (see Note 10) for development of new locations that matures on April 19, 2028, bears interest at 12%, and is repayable in quarterly installments beginning September 30, 2024. The Company determined that the amendment was treated as a debt modification and accordingly, no gain or loss was recognized.
In relation to the equipment loan, the Company incurred debt issuance costs and discounts of $2,770, of which $76 was recorded as debt issuance costs and $2,694 was recorded as a debt discount on the consolidated balance sheets as of April 30, 2023.
As of January 7, 2024, the Company has recorded debt issuance costs and discounts, net of amortization, of $3,543, of which $65 was debt issuance costs and $3,478 was debt discount on the condensed consolidated balance sheets.
Senior Notes
On December 29, 2023, in connection with the Reverse Recapitalization (see Note 2), the Company entered into a definitive loan agreement with Oaktree Fund Administration, LLC, as agent, (“Oaktree”) under which the Company issued Senior Secured Notes (“Senior Notes”) to Oaktree, which mature in five years on December 29, 2028, and detachable warrants (see Note 10). The principal payment is due at maturity. The loan agreement provides for Senior Notes of up to $90,000 in the aggregate to be funded in two tranches as follows (a) an initial loan of $50,000 (“Oaktree Tranche 1 Loan”), which closed on December 29, 2023 in connection with the closing of the Business Combination, and (b) an additional $40,000 of Senior Notes is to be funded at the sole discretion of Oaktree no earlier than nine months and no later than 12 months after the Business Combination closing date (“Oaktree Tranche 2 Loan”). The Company will use the proceeds from the Oaktree Tranche 1 Loan for general business purposes, including the settlement of Business Combination related transaction costs and to fund expansion efforts. A condition to the funding of the Oaktree Tranche 2 Term Loan is that the Company shall use the proceeds to repay all outstanding amounts under the Silverview Facility. Interest on the Oaktree Tranche 1 Loan accrues on a daily basis calculated based on a 360-day year at a rate per annum equal to (i) 12.5% payable in arrears, at Pinstripes’ option either in cash or in kind (subject to certain procedures and conditions); provided that the interest payable in respect of any period following December 31, 2024, interest under this clause (i) will be required to be paid solely in cash, plus (ii) 7.5% payable quarterly in arrears, at Pinstripes’ option, either in cash or in kind (subject to certain procedures and conditions). On each payment interest date, the Company will increase the principal amount based upon the contractual rate and assume the value of the payment in kind is equal to the amount accrued. The effective interest rate of the original debt will incorporate the paid-in-kind (PIK) interest in the computation of the effective interest rate as an assumed cash flow on each payment date. As of January 7, 2024, the Company recorded $278 of accrued PIK interest in long-term notes payable in the condensed consolidated balance sheet.
The obligations of the Company under the Oaktree Tranche 1 Loan are unconditionally guaranteed (the “Guarantees”) by Pinstripes and certain other subsidiaries of Pinstripes (collectively, the “Guarantors”). The obligations under the Oaktree Tranche 1 Loan and the Guarantees are secured by a second lien security interest in substantially all assets of the Guarantors, subordinate to the first lien security interests of the other senior secured lenders (Silverview and Granite Creek) of Pinstripes, and including a pledge of the equity of the Company. Any prepayment of the Oaktree Tranche 1 Loan prior to its maturity date will be subject to a customary “make-whole” premium calculated using a discount rate equal to the yield on comparable Treasury securities plus 50 basis points.
The Oaktree Tranche 2 Loan presents a written option to Oaktree to issue an additional $40,000 of funding at Oaktree’s sole discretion. The Company determined the written option for the Oaktree Tranche 2 Loan requires recognition as a liability and to be remeasured at fair value at the end of each reporting period. On December 29, 2023, the written option was initially recognized at its issuance date fair value of $1,773. During the twelve weeks and thirty-six weeks ended January 7, 2024, the Company recorded a gain for the change in fair value of the written option in the amount of

Pinstripes Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)
Twelve and Thirty-Six Weeks Ended January 7, 2024 and January 1, 2023
$183, which is presented within the change in fair value of warrant liabilities and other in the unaudited condensed consolidated financial statements of operations. As of January 7, 2024, the fair value of the written option was $1,590.
As of January 7, 2024, the Company has recorded debt issuance costs and discounts, net of amortization, of $27,533, of which $491 was debt issuance costs and $27,042 was debt discount on the condensed consolidated balance sheets.
Convertible Notes
On June 4, 2021, the Company entered into two convertible note agreements for $5,000 in the aggregate. The convertible notes accrue interest at 1.07% annually and mature on June 4, 2025. Holders of the convertible notes had the right, at their option, to convert all of the outstanding principal and accrued interest to shares of Legacy Pinstripes Common Stock equal to the quotient of (i) the outstanding principal on the convertible note divided by (ii) the conversion price of $10 per share. In connection with the closing of the Business Combination, the convertible note holders elected to convert all of the outstanding $5,000 principal balance and the $137 of accrued unpaid interest to approximately 5,000 shares of Legacy Pinstripes Common Stock. With the election to convert all of the outstanding principal and accrued interest at 1.07%, the holder of the note forfeited additional interest of $890.
Finance Obligations
In 2011, the Company entered into a failed sale leaseback at its Northbrook, Illinois location. The Company sold the building, fixtures, and certain personal property and assigned the ground lease to a new lessor. The Company received $7,000 from the transaction, which was accounted for as a financing obligation with repayment terms of 15 years. The obligation is repaid in monthly installment payments, which includes principal and interest at an 8.15% annual rate. As of January 7, 2024 and April 30, 2023, the principal outstanding was $3,597 and $3,995, respectively.
During the second and third quarters of fiscal year 2024, the Company entered into agreements to pay for its bowling equipment for two locations through a long-term payment plan. The Company will pay approximately $1,270 for the equipment, which was accounted for as a financing obligation with a repayment term of five years. The obligation is repaid in monthly installment payments, which includes principal and interest at a 10% annual rate. As of January 7, 2024, the principal outstanding was $1,236.
Debt Covenants
On December 29, 2023, the Silverview and Granite Creek Facilities were amended in connection with the entry into the Oaktree loan and Oaktree’s entry into intercreditor agreements with each of Silverview and Granite Creek. The Silverview Facility and Granite Creek Facility were amended to align the measurement periods for the financial covenants of all three loan agreements, inclusive of Oaktree, and to provide for the Company’s guarantee of their obligations under each of the Silverview Facility and Granite Creek Facility. The Senior Notes, along with the amended Silverview Facility and Granite Creek Facility, require the Company to maintain a minimum specified total net leverage ratio. The Company’s loan agreements contain events of default with respect to, among other things, default in the payment of principal when due or the payment of interest, fees, and other amounts due thereunder after a specific grace period, material misrepresentations and failure to comply with covenants. The Guarantors are subject to negative covenants restricting the activities of tthe Guarantors, including, without limitation, limitations on: dispositions, mergers or acquisitions, incurring indebtedness or liens, paying dividends or redeeming stock or making other distributions, making certain investments and engaging in certain other business transactions. The Guarantors were in compliance with the debt covenants as of January 7, 2024. The first covenant measurement period is ending on January 6, 2025.
Note 6 – Income Taxes
The Company’s full pretax income (loss) for the twelve weeks and thirty-six weeks ended January 7, 2024 and January 1, 2023 was from U.S. domestic operations. The Company’s effective tax rate (“ETR”) from continuing operations was 0.0% for the twelve and thirty-six weeks ended January 7, 2024, and 0.0% and 10.3% for the twelve and thirty-six weeks ended January 1, 2023, respectively, and consists of state income taxes. There were no significant discrete items recorded for the twelve and thirty-six weeks ended January 7, 2024 and January 1, 2023, respectively.

Pinstripes Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)
Twelve and Thirty-Six Weeks Ended January 7, 2024 and January 1, 2023
Note 7 – Leases
The Company leases various assets, including real estate, retail buildings, restaurant equipment, and office equipment. The Company has non-cancelable operating leases expiring at various times through 2036.
In June 2023, the Company entered into a lease amendment for one location that resulted in a lease modification in accordance with Accounting Standards Codification 842, Leases (ASC 842), under which the Company received an abatement of $4,673 and deferral of previously unpaid rent of $4,500. The modification of the lease increased the lease liability by $2,678, decreased accrued occupancy costs by $9,173, and decreased the lease asset, which resulted in a gain of $3,281 that is included as a reduction in the Company’s store occupancy costs, excluding depreciation, line of the unaudited condensed consolidated statements of operations for the thirty-six weeks ended January 7, 2024.
As of January 7, 2024, the Company entered into additional operating leases with $64,769 in aggregate future fixed lease payments related to new locations, which have not yet commenced. As of January 7, 2024, the Company did not have control of the underlying properties.
The components of lease expense are as follows:

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	January 7, 2024	January 1, 2023	January 7, 2024	January 1, 2023
Operating lease cost	$3,701	$3,321	$7,579	$9,120
Variable lease cost	$1,654	$1,611	$4,525	$4,744
Total lease cost	$5,355	$4,932	$12,104	$13,864
The operating lease costs, except pre-opening costs of $303 and $1,306 for the twelve and thirty-six weeks ended January 7, 2024, respectively, and $495 and $939 for the twelve and thirty-six weeks ended January 1, 2023, are included within store occupancy costs on the unaudited condensed consolidated statements of operations.
Note 8 – Redeemable Convertible Preferred Stock
As of October 15, 2023, Legacy Pinstripes had nine classes of preferred stock: Series A, B, C, D, E, F, G, H and I (collectively, the “Preferred Stock”) and a total of 11,054,593 issued and outstanding with a carrying value of $75,262 and a liquidation preference of $114,663. On December 29, 2023, upon the closing of the Business Combination, Series A through Series H converted into New Pinstripes shares of Class A Common Stock based on the Exchange Ratio of approximately 1.8486 and Series I converted into Class A Common Stock based on the Series I Exchange Ratio of approximately 2.5, inclusive of accrued Series I dividends (see Note 2).

Pinstripes Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)
Twelve and Thirty-Six Weeks Ended January 7, 2024 and January 1, 2023
The changes in the balance of the Preferred Stock included in the mezzanine equity for the thirty-six weeks ended January 7, 2024 as follows:

	Balance as of April 30, 2023	Issuance of Redeemable Convertible Preferred Stock, net	Remeasurement to Redemption Amount	Accretion of Cumulative Dividends	Conversion in connection with the Reverse Recapitalization	Balance as of January 7, 2024
Series A	$1,151	$—	$—	$—	$(1,151)	$—
Series B	930	—	—	—	(930)	—
Series C	300	—	—	—	(300)	—
Series D	10,340	—	—	—	(10,340)	—
Series E	2,207	—	—	—	(2,207)	—
Series F	27,290	—	—	—	(27,290)	—
Series G	3,550	—	—	—	(3,550)	—
Series H	7,700	—	—	—	(7,700)	—
Series I	—	19,843	1,423	878	(22,144)	—
Total	$53,468	$19,843	$1,423	$878	$(75,612)	$—
Note 9 – Stock-Based Compensation
Legacy Pinstripes’s 2008 Equity Incentive Plan (the “Plan”) provided for the issuance of 2,900,000 shares of Legacy Pinstripes Common Stock in the form of an option award or restricted stock award to eligible employees and directors. On October 19, 2023, the Board of Directors of Legacy Pinstripes approved a new equity incentive plan, the 2023 Stock Option Plan (the “2023 Plan”), which provided for the issuance of 1,500,000 shares of Legacy Pinstripes Common Stock in the form of options awards to eligible employees and directors. On December 29, 2023, in connection with the closing of the Business Combination, the Board of Directors of the Company approved a 2023 Omnibus Equity Incentive Plan (the “2023 Omnibus Plan”), which provides for the issuances of up to 12,900,000 shares of Class A Common Stock in the form of option awards, stock appreciation rights, restricted stock awards, restricted stock unit awards and performance awards to eligible employees and directors. The number of shares of Class A Common Stock available for issuance under the 2023 Omnibus Plan will be subject to an annual increase on the first day of each fiscal year of the Company beginning April 29, 2024, equal to the lesser of (i) 15% of the aggregate number of shares outstanding on the final day of the immediately preceding fiscal year on a fully diluted basis (inclusive of all outstanding awards granted pursuant to the 2023 Omnibus Plan as of such last day and, if applicable, all outstanding purchase rights pursuant to an employee stock purchase plan maintained by the Company as of such last day) and (ii) any such smaller number of shares as is determined by the Board. Option awards vest 20% at the end of each year over 5 years and expire 10 years from the date of grant, or generally within 90 days of employee termination. There were no restricted stock awards, restricted stock unit awards, stock appreciation rights or performance awards outstanding as of January 7, 2024.

Pinstripes Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)
Twelve and Thirty-Six Weeks Ended January 7, 2024 and January 1, 2023
A summary of equity classified option activity for the thirty-six weeks ended January 7, 2024 is as follows:

	Number of Options (1)	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at April 30, 2023, as previously reported	2,284,399	$9.84	6.56	$16,628
Retroactive application of reverse recapitalization	1,938,936	(4.51)	—	$13,215
Outstanding at April 30, 2023, as previously reported	4,223,335	$5.33	6.56	$29,843
Granted	1,433,855	12.52
Exercised	(45,177)	3.51		$248
Expired	(89,655)	2.27
Forfeited or cancelled	(731,768)	9.56
Outstanding at January 7, 2024	4,790,590	$6.91	6.70	$3,774
Exercisable at January 7, 2024	2,352,180	$4.15	4.59
(1) Number of options and weighted average exercise price has been adjusted to reflect the exchange of Legacy Pinstripes’ stock options for New Pinstripes’ stock options at an exchange ratio of approximately 1.8486 as a result of the Reverse Recapitalization (see Note 2).
The unrecognized expense related to our stock option plan totaled approximately $6,768 as of January 7, 2024 and will be expensed over a weighted average period 3.71 years.
Note 10 – Warrants
In fiscal year 2023, the Company issued 267,000 warrants to Silverview (the “Silverview Warrants”), recorded at fair value in additional paid-in capital within the condensed consolidated balance sheets of $1,712, net of issuance costs. Upon surrender of these warrants, the holder was entitled to purchase one share of Legacy Pinstripes Common Stock at an exercise price of $0.01. Furthermore, in fiscal year 2024, the Company issued 7,500 warrants to another service provider with an exercise price of $10 per share.
On August 1, 2023, the Company and Silverview amended and restated the Silverview warrant agreement to correct the number of shares of common stock Silverview was entitled to subscribe and purchase from 258,303 to 162,946. A separate warrant agreement for 8,697 warrants of the 267,000 issued in fiscal year 2023 was not amended and the warrants remained issued. Under the term loan agreement, the Company was contractually obligated to issue a specified number of warrants to Silverview in the event the Company elected to exercise its right to obtain additional funding from Silverview under the term loan agreement. Therefore, the remaining warrants were considered contingently issuable and the contingency was satisfied when a draw on Silverview Tranche 2 Loan occurred. For accounting purposes, all 267,000 warrants were still considered issued and outstanding.
As a result of the amended and restated warrant agreement with Silverview, the Company determined the contingently issuable warrants require recognition as a liability. The contingently issuable warrants were reclassified at their current fair value on August 1, 2023. When the contingently issuable warrants’ contingency was satisfied, the respective warrant shares was considered indexed to the Company’s common stock and qualified for equity classification under the derivative scope exception provided by Accounting Standards Codification, Derivatives and Hedging (ASC 815). Upon the satisfaction of the issuance contingency, the Company shall (i) reclassify the respective warrant shares to equity and (ii) recognize any previous gains or losses in fair value through earnings during the period the shares were classified as a liability.
On August 1, 2023, the Company issued 7,629 warrant shares to Silverview in exchange for $1,000 in funding drawn under the Silveview Tranche 2 Loan. (see Note 5). As of August 1, 2023, 179,272 shares were considered issued warrants and 87,728 shares were considered contingently issuable warrants.
On September 29, 2023, the Company issued 11,443 warrants in exchange for $1,500 in funding drawn under the Silverview Tranche 2 Loan. As the contingency was satisfied for these warrants, $173 was reclassed from the warrant liability to additional paid-in-capital.

Pinstripes Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)
Twelve and Thirty-Six Weeks Ended January 7, 2024 and January 1, 2023
On October 20, 2023, the Company issued 38,143 warrants in exchange for $5,000 in funding drawn under the Silverview Tranche 2 Loan. As the contingency was satisfied for these warrants, $524 was reclassed from the warrant liability to additional paid-in-capital.
On December 29, 2023, the Company issued 38,142 warrants in exchange for $5,000 in funding drawn under the Silverview Tranche 2 Loan. As the contingency was satisfied for these warrants, $415 was reclassed from the warrant liability to additional paid-in-capital.
In April 2023 and July 2023, the Company also issued 111,619 and 48,530 warrants, respectively, to Granite Creek in connection with its equipment loan agreement (the “Granite Creek Warrants”). Granite Creek had the right to require Legacy Pinstripes to pay cash to repurchase all or any portion of the warrants or the shares of Common Stock issued under the warrants. The Company determined these warrants required liability classification in accordance with Accounting Standards Codification 480, Distinguishing Liabilities from Equity (ASC 480), and as a result, recorded a warrant liability of $1,925 as of April 30, 2023. On December 4, 2023, Granite Creek exercised their warrants at a par value of $0.01. The Company de-recognized the warrant liability of $2,202.
In determining the fair value of the Granite Creek warrants and Silverview contingently issuable warrants as of the measurement date, the Company utilized the intrinsic value valuation method using level 3 inputs consisting of the fair value of common stock as of the measurement date less the exercise price of $0.01 for Silverview and less the exercise price of $0.001 for the Granite Creek warrants.
In connection with the Reverse Recapitalization, the holders of Legacy Pinstripes’ warrants elected to convert all outstanding warrants to shares of New Pinstripes Common Stock on a cashless basis (see Note 2). As of January 7, 2024, there were no outstanding Legacy Pinstripes warrants.
In connection with Banyan’s initial public offering, Banyan issued (i) 12,075,000 public warrants (“Public Warrants”) and 11,910,000 private placement warrants (“Private Warrants”). On December 29, 2023, in connection with the Reverse Capitalization, the Company effectively issued an aggregate of 23,985,000 warrants to purchase an equal number of shares of Class A Common Stock, representing the 12,075,000 Public Warrants and 11,910,000 Private Warrants. The Public Warrants and Private Warrants remained unexercised and were issued and outstanding as of January 7, 2024.
The Public Warrants and Private Warrants meet the definition of a derivative instrument, requiring liability classification, and are measured at fair value on a recurring basis with the change in fair value recognized in the Company’s unaudited condensed consolidated statements of operations. The fair value of the Public Warrants is measured by the Company’s publicly traded warrant price. In determining the fair value of the Private Warrants, the Company utilizes the Cox-Rubenstein-Ross binomial lattice model using level 3 inputs consisting of the fair value of the Public Warrants as of the measurement and implied equity volatility. On the December 29, 2023 issuance date, the Company recorded a warrant liability for the Public Warrants and Private Warrants in the fair value amounts of $4,456 and $25,368, respectively. During the twelve and thirty-six weeks ended January 7, 2024, the Company recognized a gain for the change in fair value of the Public Warrants and Private Warrants, respectively, in the amounts of $108 and $17,389.
The Public Warrants are exercisable 30 days after consummation of the Reverse Recapitalization if, and only if, there is a current registration statement in effect with respect to the shares of Common Stock underlying the Public Warrants, and expire five years from the consummation of the Reverse Recapitalization, or earlier upon redemption or liquidation. The redemption of the Public Warrants is as follows:
Redemption of Public Warrants when the price per Common Stock equals or exceeds $18.00. Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:
•in whole and not in part;
•at a price of $0.01 per warrant;
•upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

Pinstripes Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)
Twelve and Thirty-Six Weeks Ended January 7, 2024 and January 1, 2023
•if, and only if, the closing price of the underlying Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders.
If and when the Public Warrants become redeemable by the Company, it may exercise its redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.
Redemption of Public Warrants when the price per Common Stock equals or exceeds $10.00. Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:
•in whole and not in part;
•at $0.10 per warrant;
•upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise the Public Warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the fair market value of the underlying Common Stock;
•if, and only if, the last reported sale price of the underlying Common Stock equals or exceeds $10.00 per share (as adjusted per stock splits, stock dividends, reorganizations, reclassifications, recapitalizations and the like) for any 20 trading days within the 30-trading day period ending three trading days before the Company send the notice of redemption to the holders; and
•if the closing price of the underlying Common Stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the holders is less than $18.00 per share, the Private Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.
The Private Warrants are identical to the Public Warrants with the exception that the underlying shares of Common Stock issuable upon exercise of Private Warrants are not transferable, assignable, or saleable, until 30 days after the consummation of the Reverse Recapitalization, subject to certain limited exceptions. Additionally, the holders have the right to exercise the Private Warrants on a cashless basis and are entitled certain registration rights. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company in all Public Warrant redemption scenarios described above, on the same basis as the Public Warrants.
In connection with the Reverse Recapitalization, the Company entered into a loan agreement with Oaktree (see Note 5). In connection with the closing of the Oaktree Tranche 1 Loan, Oaktree was granted fully detachable warrants exercisable for an aggregate 2,500,000 shares of Class A Common Stock, at an exercise price of $0.01 per share (“Oaktree Tranche 1 Warrants”). In the event that the volume-weighted average price (“VWAP”) per share of the Company’s Class A Common Stock during the period commencing on the 91st day after the closing of the Business Combination and ending 90 days thereafter is less than $8.00 per share, the Company shall grant to Oaktree a warrant to purchase Common Stock for 187,500 shares of Class A Common Stock, at an exercise price of $0.01 per share (“Additional Oaktree Tranche 1 Warrants”). If the VWAP is less than $6.00 during the same period, the Company shall instead grant to Oaktree a warrant to purchase common stock for 412,500 shares of Class A Common Stock, at an exercise price of $0.01 per share (“Additional Oaktree Tranche 1 Warrants”).
In the event the Oaktree Tranche 2 Loan is funded, Oaktree will be granted additional warrants exercisable for an aggregate amount of 1,650,000 shares of Class A Common Stock, at an exercise price of $0.01 per share (“Oaktree Tranche 2 Warrants” (collectively, the Oaktree Tranche 1 Warrants, Additional Oaktree Tranche 1 Warrants and Tranche 2 Warrants are referred to as the “Oaktree Warrants”). In the event that the VWAP per share of Class A Common Stock during the period commencing the 91st day after the closing of the Oaktree Tranche 2 Loan and ending 90 days thereafter is less than $6.00 per share, Oaktree will instead be granted Oaktree Tranche 2 Warrants exercisable for an aggregate of 1,900,000 shares of Class A Common Stock, at an exercise price of $0.01 per share. The Oaktree Warrants will be exercisable on a cashless basis and the Company has agreed to register for the resale of the shares of Class A Common Stock underling the Oaktree Warrants.

Pinstripes Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)
Twelve and Thirty-Six Weeks Ended January 7, 2024 and January 1, 2023
The Company determined the Oaktree Tranche 1 Warrants meet the equity classification guidance. Upon surrender of these equity-classified warrants, the holder is entitled to purchase one share of Class A Common Stock at $0.01 per share. The equity classified warrants expire on the 10-year anniversary of the Reverse Recapitalization.
Under the Oaktree loan agreement, the Company is contractually obligated to issue a specified number of warrants to Oaktree based on the scenarios above. Therefore, the Additional Oaktree Tranche 1 Warrants and Oaktree Tranche 2 Warrants are considered contingently issuable and the contingency is satisfied when Oaktree exercises its written option on the Oaktree Tranche 2 Loan and the Class A Common Stock meets the contingency requirements above. When the contingently issuable warrants’ contingency is satisfied, the respective shares underlying these warrants will be considered indexed to the Class A Common Stock and qualify for equity classification under the derivative scope exception provided by ASC 815.
As of January 7, 2024, outstanding warrants were as follows:

	Number of Warrants	Weighted-Average Exercise Price
Outstanding at April 30, 2023	483,649	$1.31
Granted	28,864,100	9.56
Expired	—	—
Exercised	(160,149)	$0.01
Converted in connection with the reverse recapitalization	(390,100)	$1.71
Outstanding as of January 7, 2024	28,797,500	$9.58

The Company remeasures the liability-classified warrants to fair value at each reporting period. During the thirty-six weeks ended January 7, 2024, the change in the fair value was as follows:

Warrant liabilities as of April 30, 2023	$1,925
Change in fair value	409
Warrant liabilities as of July 23, 2023	$2,334
Granted to Granite Creek	1,015
Reclassification of liability-classified warrants	1,834
Issuance of contingently issuable shares	(173)
Change in fair value	(1,759)
Warrant liabilities as of October 15, 2023	$3,251
Exercised	(2,202)
Reclassification of liability-classified warrants	(940)
Issuance of public and private warrants	29,824
Change in fair value	(17,606)
Warrant liabilities as of January 7, 2024	$12,327
The change in fair value of the liability-classified warrants are reported on a separate line item in the unaudited condensed consolidated statements of operations. Upon surrender of these liability-classified warrants, the holder is entitled to purchase one share of Class A Common Stock at $11.50 per share. The outstanding liability-classified warrants expire on the five-year anniversary of the closing of the Reverse Recapitalization.

Pinstripes Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)
Twelve and Thirty-Six Weeks Ended January 7, 2024 and January 1, 2023
Note 11 – Net Earnings (Loss) Per Share
Basic net earnings (loss) per share is calculated using the two-class method required for companies with participating securities. The two-class method is an earnings allocation formula under which the Company treats participating securities as having rights to earnings that otherwise would have been available to common shareholders. The Company considers the Redeemable Convertible Preferred Stock to be participating securities as the holders are entitled to receive dividends on an as-if converted basis equal to common stock.
Basic net earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common stock outstanding, including issued but unexercised pre-funded warrants outstanding, during the respective periods. As the contingently issuable warrants are contingent upon additional funding under the Oaktree Tranche 2 loan being received, they have not been included in the calculation of basic net earnings (loss) per share. Diluted net earnings (loss) per share is calculated using the more dilutive of either the treasury stock, and if-converted method, as applicable, or the two-class method assuming the participating security is not converted.
The Company did not declare any common stock dividends in the periods presented. The following tables provide the calculation of basic and diluted net earnings (loss) per share of common stock for the twelve and thirty-six weeks ended January 7, 2024 and January 1, 2023:

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	January 7, 2024	January 1, 2023	January 7, 2024	January 1, 2023
Numerator:
Net income (loss)	12,248	(392)	1,919	1,253
Cumulative unpaid dividends on Series I redeemable convertible preferred stock	(350)	—	(878)	—
Change in redemption amount of redeemable convertible preferred stock	—	—	(1,423)	—
Net income (loss) attributable to common stockholders	11,898	(392)	(382)	1,253
Earnings allocated to participating securities	(6,419)	—	—	—
Net income (loss) available to common stockholders, basic	5,479	(392)	(382)	1,253
Earnings allocated to participating securities	6,419	—	—	—
Impact of assumed conversions	361	—	—	33
Net income (loss) available to common stockholders, diluted	12,259	(392)	(382)	1,286

Denominator:
Weighted average common shares outstanding, basic	15,784,141	11,408,369	13,324,330	11,404,578
Dilutive awards outstanding	21,276,865	—	—	20,288,299
Weighted average common shares outstanding, diluted	37,061,006	11,408,369	13,324,330	31,692,877

Earnings (loss) per share:
Basic	$0.35	$(0.03)	$(0.03)	$0.11
Diluted	$0.33	(0.03)	(0.03)	$0.04
There were no potential common shares excluded from the computation of diluted earnings per share for the twelve and thirty-six ended January 7, 2024.

Pinstripes Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)
Twelve and Thirty-Six Weeks Ended January 7, 2024 and January 1, 2023
Note 12 – Commitments and Contingencies
The Company is subject to certain legal proceedings and claims that arise in the ordinary course of business, including claims alleging violations of federal and state law regarding workplace and employment matters, discrimination, slip-and-fall and other customer-related incidents, and similar matters. While it is not feasible to predict the outcome of all proceedings and exposures with certainty, management believes that, except as set forth below, their ultimate disposition should not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
On November 6, 2023, Riveron Consulting, LLC filed a lawsuit against the Company in the District Court of the 95th Judicial District of Dallas County, Texas for breach of contract and failure to receive compensation for services rendered. The complaint seeks monetary relief for services rendered and attorneys’ fees. The Company has accrued a liability of $464 within accounts payable in the condensed consolidated balance sheets as this amount represents the probable and reasonably estimable cost to resolve this matter.
Note 13 – Related Party Transactions
For the twelve and thirty-six weeks ended January 7, 2024 and January 1, 2023, a company owned by an individual with ownership in common shares of the Company, and who is a relative of an executive officer, performed design services and supplied furniture, fixtures, and equipment for existing and new locations under construction of $921 and $942, and $1,497 and $5,616, respectively. As of January 7, 2024 and April 30, 2023, $1,564 and $1,911 due to this related party is included in accounts payable within the condensed consolidated balance sheets, respectively.
Note 14 – Subsequent Events
The Company evaluated subsequent events through February 21, 2024, the date of issuance of these financial statements, and determined there were no additional items that required further disclosure or recognition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context otherwise requires, any reference in this section to the “Company,” “we,” “us,” “our,” or “Pinstripes” refers to Pinstripes, Inc. and its consolidated subsidiaries prior to the consummation of the Business Combination and to Pinstripes Holdings, Inc. and its consolidated subsidiaries after the consummation of the Business Combination. You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this filing. Some of the information contained in this discussion and analysis or set forth elsewhere in this filing including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” sections in this filing for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
We have a 52- or 53- week fiscal year ending on the last Sunday of April. All references to fiscal 2023 and fiscal 2022 reflect the results of the 53-week fiscal year ended April 30, 2023 and the 52-week fiscal year ended April 24, 2022. The first, second and third quarters of fiscal 2024 reflect the results of the twelve-weeks ended on July 23, 2023, October 15, 2023 and January 7, 2024, respectively. Our first three fiscal quarters are comprised of twelve weeks each, and the fourth fiscal quarter sixteen weeks, except for fiscal years consisting of 53 weeks for which the fourth fiscal quarter will consist of seventeen weeks, and end on the twelfth Sunday of each quarter (sixteenth Sunday of the fourth fiscal quarter, and, when applicable, the seventeenth Sunday of the fourth fiscal quarter).
Overview
Pinstripes is an experiential dining and entertainment concept combining exceptional Italian-American cuisine with bowling, bocce, and private events. Our large-format community venues offer a winning combination of sophisticated fun for the consumer longing for human connectedness across generations, and we deliver a broad range of experiences, from a 300-person wedding in one of our many event spaces, to an intimate date night for two in one of our dining rooms, to a birthday party on our bowling lanes or bocce courts. This ability to offer curated and engaging experiences across a broad range of occasions enables us to generate revenue from numerous sources, including dining, bowling, bocce and private events and off-site events and catering.
As of January 7, 2024, we have 15 restaurants in nine states and Washington D.C., and employed approximately 2,200 employees (who we refer to as “PinMembers”). We are highly disciplined in our site selection process, and we design and construct large-format locations that are each 26,000 to 38,000 square feet of interior space, plus additional outdoor patio space that includes outdoor dining, bocce courts, fire-pits and decorative fountains. Each location can host over 900 guests at a time, with dining capacity of approximately 300 guests, bar capacity of 75 guests, 11 to 20 bowling lanes, 6 to 12 indoor/outdoor bocce courts and multiple private event spaces that can accommodate groups of 20 to 1,000 guests. Our locations generated average unit volumes (“AUV”), as further defined below, of $8.6 million for the fiscal year ended April 30, 2023, demonstrating the scale of our operating model and ability to tailor our space in bespoke ways. Our overall revenue growth over the past few years has primarily been driven by increases in same store sales and is expected to be primarily driven by revenues from new location openings and increases in same store sales in the future.
Factors Affecting Our Business
Expanding Footprint
We have developed a disciplined new venue growth strategy in both new and existing markets, and target certain initial sales, profitability and payback period goals for each new venue opening. We employ a sophisticated, data-based site selection strategy that is highly collaborative with our real estate development partners and network of brokers around the country and focuses on markets with high income and education levels, population density and strong co-tenants. We expect to benefit from a powerful density effect as we continue to open new venues in existing markets, which increases market awareness and generates staffing synergies.
Macroeconomic Conditions
Consumer spending on food and entertainment outside the home fluctuates with macroeconomic conditions. Consumers tend to allocate higher spending to food outside the home when macroeconomic conditions are stronger, and rationalize spending on food outside the home during weaker economies. While we have been able to partially offset inflation and other increases, such as wage increases, in the costs of core operating resources by gradually increasing menu prices, coupled with more efficient purchasing practices, productivity improvements, and greater economies of scale, there can be no assurance that we will be able to continue to do so in the future. In particular, macroeconomic conditions could make additional menu price increases imprudent. There can be no assurance that future cost increases can be offset by increased menu prices or that increased menu prices will be fully absorbed by our customers without any resulting change to their visit frequencies or purchasing patterns.
Fiscal Calendar and Seasonality
We operate on a 52-week or 53-week fiscal year that ends on the last Sunday in April. In a 52-week fiscal year, the first, second and third fiscal quarters each contain twelve weeks and the fourth fiscal quarter contains sixteen weeks. In a 53-week fiscal year, the first, second and third fiscal quarters each contain twelve weeks and the fourth fiscal quarter contains seventeen weeks.
Our revenues are influenced by seasonal shifts in consumer spending. Typically, our average sales per location are highest during the holiday season (specifically the period from the last week of November to the second week of January) and summer, and lowest in the winter and the fall (other than during the holiday season). This seasonality is due to increases in spending and private events during the holiday season, following by continued increased activity as the weather improves in the spring and summer. The fall and winter are our lowest sales seasons due to the fact that the weather is typically deteriorating and children are returning to school. However, throughout fiscal 2021, a variety of factors, including the impacts of COVID-19 on our business, government actions taken to respond to COVID-19 and to stimulate the United States’ recovery from COVID-19, and changing consumer preferences caused fluctuations in our sales volumes that were different than our typical seasonality. Additionally, holidays, changes in the economy, severe weather and similar conditions may impact sales volumes seasonally in some operating regions.
As a result of these factors and the differences among our fiscal quarters, our quarterly operating results and comparable restaurant sales, as well as our key performance measures, may fluctuate significantly from quarter to quarter and our results for any one quarter are not indicative of any other quarter.
The COVID-19 Pandemic and Other Impacts to our Operating Environment
During our fiscal year ended April 24, 2022, increases in the number of cases of COVID-19 throughout the United States including those as a result of the Omicron variant which significantly impacted our locations in January 2022, subjected some of our locations to other COVID-19-related restrictions such as mask and/or vaccine requirements for team members, guests or both. Exclusions and quarantines of PinMembers or groups thereof disrupted an individual location’s operations and often came with little or no notice to local management. During fiscal 2022, fiscal 2023 and the first thirty-six weeks of fiscal 2024, along with COVID-19, our operating results were impacted by geopolitical and other macroeconomic events, leading to higher than usual inflation of wages and other cost of goods sold. These events also impacted the availability of PinMembers needed to staff our locations and caused additional disruptions in our product supply chain. The market for qualified talent is competitive and we must provide increasingly attractive wages, benefits, and workplace conditions to retain qualified PinMembers, particularly with respect to managerial positions where the pool of qualified candidates can be small. Increases in wage and benefits costs, including as a result of increases in minimum wages, including sub minimum wages applicable to tipped positions, and other governmental regulations affecting labor costs, have significantly increased our labor costs and operating expenses and have made it more difficult to fully staff our restaurants.
Although we believe our operating results will continue to improve as we expand our footprint and continue to implement operating efficiencies, we may incur future expenses related to wage inflation, staffing challenges, product cost inflation and disruptions in the supply chain.
The Business Combination
Pinstripes, Banyan Acquisition Corporation, a Delaware corporation (“Banyan”), and Panther Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of Banyan (“Merger Sub”), entered into the Second Amended and Restated Business Combination Agreement on November 22, 2023. Upon consummation of the transactions contemplated by the Business Combination Agreement (the “BCA or “Business Combination”), on December 29, 2023, Pinstripes merged with and into Merger Sub, with Pinstripes surviving the merger as a wholly owned subsidiary of Banyan. In connection with the closing of the Business Combination, Banyan was renamed “Pinstripes Holdings, Inc.”
In connection with Banyan’s initial public offering, Banyan issued (i) 12,075,000 public warrants (“Public Warrants”) and 11,910,000 private placement warrants (“Private Warrants”). On December 29, 2023, in connection with the Business Combination, Pinstripes effectively issued an aggregate of 23,985,000 warrants to purchase an equal number of shares of

Class A Common Stock, representing the 12,075,000 Public Warrants and 11,910,000 Private Warrants. The Public Warrants and Private Warrants remained unexercised and were issued and outstanding as of January 7, 2024.
The Business Combination is accounted for as a reverse recapitalization in accordance with GAAP (the “Reverse Recapitalization”). Under this method of accounting, Banyan is treated as the acquired company and Pinstripes is treated as the acquirer for financial reporting purposes. Accordingly, for accounting purposes, the financial statements of Pinstripes Holdings represent a continuation of the financial statements of Pinstripes, with the Business Combination treated as the equivalent of Pinstripes issuing stock for the historical net assets of Banyan, accompanied by a recapitalization. The net assets of Banyan will be stated at fair value, which is expected to approximate historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination are those of Pinstripes.
As a consequence of the Business Combination, Pinstripes, Inc. became a subsidiary of a SEC- registered and NYSE-listed company, which will require us to hire additional personnel and implement procedures and processes to address public company regulatory requirements. We expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting and legal and administrative resources, including increased audit, consulting, and legal fees.
Key Performance Metrics
We track the following key business metrics to evaluate our performance, identify trends, formulate financial projections, and make strategic decisions. We believe that these key business metrics provide useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management team. These key business metrics are presented for supplemental informational purposes only, and may be different from similarly titled metrics or measures presented by other companies.
Selected Metrics:
Average Unit Volumes (AUV)

	Fiscal Year Ended
(dollar amounts in millions)	April 30, 2023	April 24, 2022	April 25, 2021
Total Locations	13	13	13
AUV	8.6	5.9	1.9
Average unit volume (“AUV”) is the total revenue generated by operating Pinstripes locations for the entire fiscal year, divided by the number of operating Pinstripes locations open for the entire fiscal year. This measurement allows us to assess, and our investors to understand, changes in guest spending patterns of our restaurants and the overall performance of our existing locations. An increase or decrease in AUV is the result of changes in guest traffic and average guest checks. We gather daily sales data and regularly analyze the restaurant traffic counts and the mix of menu items sold to aid in developing menu pricing, product offerings and promotional strategies designed to produce sustainable AUV. When opening locations in new markets, we typically generate significant revenues in the first year of operation as a result of guests wanting to experience a new concept open in the market, and typically continue to generate significant revenues in the second year and years thereafter as our overall brand awareness increases in the surrounding areas, coupled with an increase in many types of private events that are booked months, or years, in advance (i.e., weddings, bar mitzvahs, graduation parties, and others).
Store Labor and Benefits Percentage

	Twelve Weeks Ended
(dollar amounts in thousands)	January 7, 2024	January 1, 2023	Percentage Change
Store labor and benefits	$10,831	$9,511	13.9%
As a percentage of total revenue	33.7%	33.8%

	Thirty-Six Weeks Ended
(dollar amounts in thousands)	January 7, 2024	January 1, 2023	Percentage Change
Store labor and benefits	$29,465	$27,577	6.8%
As a percentage of total revenue	35.7%	35.8%
Store Labor and Benefits Percentage is store labor and benefits costs measured under GAAP divided by total revenue.
Same Store Sales Growth

	Twelve Weeks Ended
	January 7, 2024	January 1, 2023
Same Store Sales Growth	6.9%	38.2%
Store Base	13	13

	Thirty-Six Weeks Ended
	January 7, 2024	January 1, 2023
Same Store Sales Growth	4.1%	42.5%
Store Base	13	13
Same store sales growth refers to the change in year-over-year sales for the comparable store base. We include stores in the comparable store base that have been in operation for at least 12 full months prior to the accounting period presented.
Since opening new stores will be a significant component of our sales growth, comparable restaurant sales growth is only one measure of how we evaluate our performance.
Number of Store Openings
The number of store openings reflects the number of stores opened during a particular reporting period. Before we open new stores, we incur pre-opening expenses. The number and timing of store openings has had, and is expected to continue to have, an impact on our results of operations. For the twelve weeks ended January 7, 2024, we had one new store opening. For the thirty-six weeks ended January 7, 2024, we had two new store openings.
Components of Results of Operations
Revenue
We recognize food and beverage revenue, net of discounts and incentives, when payment is tendered at the point of sale as the performance obligation has been satisfied. Food and beverage revenues include the sale of food and beverage products. Recreation revenue includes bowling and bocce sales. Revenues are recognized net of discounts and taxes. Event deposits received from guests are deferred and recognized as revenue when the event is held. Events sales consisting of charges for bowling or bocce play are recognized as “recreation revenue,” while all other event sales are recognized as “food and beverage revenue.”
We sell gift cards, which do not have expiration dates and do not deduct non-usage fees from outstanding gift card balances. We record gift card sales as a liability and recognize as revenue upon redemption by the customer. For unredeemed gift cards that we expect to be entitled to breakage and for which there is no legal obligation to remit the unredeemed gift card balances to the relevant jurisdictions, we recognize expected breakage as revenue in proportion to the pattern of redemption by the customers. The determination of the gift card breakage is based on our specific historical redemption patterns.
Revenues are reported net of sales tax collected from customers. Sales tax collected is included in other accrued liabilities on the condensed consolidated balance sheets until the taxes are remitted to the appropriate taxing authorities.
Cost of food and beverage
The components of food and beverage are variable in nature, increase as sales volumes increase and are influenced by sales mix, commodity costs, and inflation.

Store labor and benefits
Store labor and benefits consists of all restaurant-level management and hourly labor costs including salaries, wages, benefits, bonuses, and payroll taxes. Corporate-level employees are otherwise classified within general and administrative expenses on the unaudited condensed consolidated statements of operations.
Factors that influence labor costs include minimum wage and payroll tax legislation, health care costs, and size and location of our stores.
Store occupancy costs, excluding depreciation
Store occupancy costs, excluding depreciation, consists of rent expense, common area maintenance costs, real estate taxes, and utilities.
Other store operating expenses, excluding depreciation
Other store operating expenses include other operating expenses incidental to operating our locations, such as third-party delivery fees, non-perishable supplies, repairs and maintenance, credit card fees and property insurance.
General and administrative expenses
General and administrative expenses consist primarily of operations, finance, advertising, legal, human resources, administrative personnel, and other personnel costs that support development and operations, as well as stock-based compensation expense.
Depreciation expense
Depreciation expense includes the depreciation of fixed assets, including leasehold improvements and equipment.
Impairment loss
Long-lived assets, such as property and equipment, and operating lease right-of-use assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment loss is recognized for the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. See Note 2, Significant Accounting Policies, to our audited consolidated financial statements included included in the registration statement on Form S-4/A filed on November 28, 2023.
Pre-opening expenses
Pre-opening costs include costs associated with the opening and organizing of new stores, including the cost of pre-opening rent, training, relocation, recruiting and travel costs for team members engaged in such pre-opening activities. All pre-opening costs are expensed as incurred.
Interest expense
Interest expense includes mainly the interest incurred on our outstanding indebtedness, as well as amortization of deferred financing costs, mainly debt origination and commitment fees.
Other expenses
Other expenses have to date been immaterial.
Gain on debt extinguishment
Gain on debt extinguishment includes forgiveness of Paycheck Protection Program Loans (“PPP Loans”).
Gain on change in fair value of warrant liabilities and other
Changes in the fair value of our outstanding warrant liabilities and Oaktree Tranche 2 Loan written option are recognized in the unaudited condensed consolidated statements of operations. Decreases or increases on the liability are based on changes to our fair market valuation.

Income tax expense
Our income tax expense consists primarily of federal and state income taxes and has historically not been material.
Results of Operations
We operate in one operating and reportable segment.
Comparison of twelve weeks ended January 7, 2024 (“ third quarter of fiscal 2024”) and twelve weeks ended January 1, 2023 (“third quarter of fiscal 2023”)
The following table summarizes our results of operations:

	Twelve Weeks Ended		Dollar Change	Percentage Change
(dollar amounts in thousands)	January 7, 2024	January 1, 2023
Food and beverage revenues	$24,854	$21,759	$3,095	14.2%
Recreation revenues	7,308	6,419	889	13.8%
Total revenue	32,162	28,178	3,984	14.1%
Cost of food and beverage	5,017	4,475	542	12.1%
Store labor and benefits	10,831	9,511	1,320	13.9%
Store occupancy costs, excluding depreciation	4,947	4,305	642	14.9%
Other store operating expenses, excluding depreciation	5,140	4,456	684	15.4%
General and administrative expenses	5,274	2,529	2,745	108.5%
Depreciation expense	2,076	1,860	216	11.6%
Pre-opening expenses	1,934	1,156	778	67.3%
Operating loss	(3,057)	(114)	(2,943)	2581.6%
Interest expense	(2,485)	(278)	(2,207)	793.9%
Gain on change in fair value of warrant liabilities and other	17,790	—	17,790	NM
Gain (loss) on debt extinguishment	—	—	—	NM
Income (loss) before income taxes	12,248	(392)	12,640	(3224.5)%
Income tax expense	—	—	—	NM
Net income (loss)	$12,248	$(392)	$12,640	(3224.5)%
NM data not meaningful
Revenue
The increase in revenue for the third quarter of fiscal 2024 compared to the third quarter of fiscal 2023 was primarily due to increases in volume of open play and private events business at our legacy 13 locations, having two new stores open in the third quarter of fiscal 2024 compared to fiscal 2023, and modest price increases in menu and game offerings. Increases in total revenue from volume, including new store openings, represented 82% of our total revenue increase while price increases represented 18% of our total revenue increase.
Cost of food and beverage

	Twelve Weeks Ended
(dollar amounts in thousands)	January 7, 2024	January 1, 2023	Percentage Change
Cost of food and beverage	$5,017	$4,475	12.1%
As a percentage of total revenue	15.6%	15.9%
The increase in food and beverage costs for the third quarter of fiscal 2024 compared to the third quarter of fiscal 2023 was due to an increase in food and beverage sales, which was partially offset by reduced food and beverage costs of approximately $94 as a result of menu optimization and food cost efficiency efforts initiated at the beginning of fiscal 2024.

As a percentage of revenue, the decrease in food and beverage costs for the third quarter of fiscal 2024 compared to the third quarter of fiscal 2023 was primarily due to efficiencies resulting from (i) an increase in event sales, which generally result in higher margins due to a favorable pricing model, scale and simplicity of menus, and (ii) a higher percentage of lower-cost spirit sales versus beer and wine sales.
Store labor and benefits

	Twelve Weeks Ended
(dollar amounts in thousands)	January 7, 2024	January 1, 2023	Percentage Change
Store labor and benefits	$10,831	$9,511	13.9%
As a percentage of total revenue	33.7%	33.8%
The increase in store labor and benefits expenses for the third quarter of fiscal 2024 compared to the third quarter of fiscal 2023 was primarily due to the addition of two new stores contributed to higher store labor and benefits costs. Excluding the addition of two new stores, store labor and benefits costs were relatively flat.
Store occupancy costs, excluding depreciation

	Twelve Weeks Ended
(dollar amounts in thousands)	January 7, 2024	January 1, 2023	Percentage Change
Store occupancy costs, excluding depreciation	$4,947	$4,305	14.9%
As a percentage of total revenue	15.4%	15.3%
The increase in store occupancy costs, excluding depreciation for the third quarter of fiscal 2024 compared to the third quarter of fiscal 2023, including the small increase as a percentage of total revenue, was primarily due to two new locations opened in fiscal 2024 compared to fiscal 2023 plus modest increases in common area maintenance charges at various locations due to normal increases in operating costs passed on by various landlords pursuant to our leases, as well as modest increases in real estate taxes for similar locations.
Other store operating expenses, excluding depreciation

	Twelve Weeks Ended
(dollar amounts in thousands)	January 7, 2024	January 1, 2023	Percentage Change
Other store operating expenses, excluding depreciation	$5,140	$4,456	15.4%
As a percentage of total revenue	16.0%	15.8%
The increase in other store operating expenses, excluding depreciation for the third quarter of fiscal 2024 compared to the third quarter of fiscal 2023 was primarily due to two new locations opened in fiscal 2024 compared to fiscal 2023 plus increases in repair and maintenance activities, increased training and education of our team members, and other inflation impacts across multiple expense categories.
As a percentage of revenue, the increase in other store operating expenses, excluding depreciation for the third quarter of fiscal 2024 compared to the third quarter of fiscal 2023 was primarily due to the addition of the opening of one location in December 2024 and associated higher post-ramp up in other store operating expenses relative to the ramp-up in store revenues.
General and administrative expenses

	Twelve Weeks Ended
(dollar amounts in thousands)	January 7, 2024	January 1, 2023	Percentage Change
General and administrative expenses	$5,274	$2,529	108.5%
As a percentage of total revenue	16.4%	9.0%
The increase in general and administrative expenses, including as a percentage of total revenue, for the third quarter of fiscal 2024 compared to the third quarter of fiscal 2023 was primarily due to public company readiness costs of approximately $1,200, increased marketing spend of approximately $600 and additional corporate headcount of approximately $900 added in fiscal 2024 compared to fiscal 2023.
Depreciation expense

	Twelve Weeks Ended
(dollar amounts in thousands)	January 7, 2024	January 1, 2023	Percentage Change
Depreciation expense	$2,076	$1,860	11.6%
As a percentage of total revenue	6.5%	6.6%
The increase in depreciation expense for the third quarter of fiscal 2024 compared to the third quarter of fiscal 2023 was primarily due to assets being put into service for two new store locations in fiscal 2024 as compared to fiscal 2023.
As a percentage of revenue, the decrease in depreciation expense for the third quarter of fiscal 2024 compared to the third quarter of fiscal 2023 was primarily due to an increase in sales.
Pre-opening expenses

	Twelve Weeks Ended
(dollar amounts in thousands)	January 7, 2024	January 1, 2023	Percentage Change
Pre-opening expenses	$1,934	$1,156	67.3%
As a percentage of total revenue	6.0%	4.1%
The increase in pre-opening expenses, including as a percentage of total revenue, for the third quarter of fiscal 2024 compared to the third quarter of fiscal 2023 was primarily due to training and hiring, marketing and legal expenses associated with the planned opening of five new venues opening in fiscal 2024 compared to three new openings under construction in fiscal 2023.
Interest expense

	Twelve Weeks Ended
(dollar amounts in thousands)	January 7, 2024	January 1, 2023	Percentage Change
Total interest expense	$(2,485)	$(278)	794%
As a percentage of total revenue	7.7%	1.0%
The increase in interest expense for the third quarter of fiscal 2024 compared to the third quarter of fiscal 2023 was primarily due to an increase in long-term notes payable (see Liquidity and Capital Resources and Note 5).
Gain on change in fair value of warrant liabilities and other

	Twelve Weeks Ended
(dollar amounts in thousands)	January 7, 2024	January 1, 2023	Percentage Change
Gain on change in fair value of warrant liabilities and other	$17,790	$—	NM
As a percentage of total revenue	55.3%	0.0%
NM data not meaningful
The increase in gain on change in fair value of warrant liabilities and other is primarily due to the transfer of the Public Warrants and Private Warrants in connection with the consummation of the Business Combination on December 29, 2023 and the decrease in our stock price and its impact on the fair value of our outstanding Public Warrants and Private Warrants as of the end of the third quarter of fiscal 2024.

Income (Loss) before income taxes

	Twelve Weeks Ended
(dollar amounts in thousands)	January 7, 2024	January 1, 2023	Percentage Change
Income (loss) before income taxes	$12,248	$(392)	(3224.5)%
The increase in income before income taxes for the third quarter of fiscal 2024 compared to the third quarter of fiscal 2023 was primarily due to the change in fair value of warrant liabilities.
Net Income (Loss)

	Twelve Weeks Ended
(dollar amounts in thousands)	January 7, 2024	January 1, 2023	Percentage Change
Net income (loss)	$12,248	$(392)	(3224.5)%
The increase in net income for the third quarter of fiscal 2024 compared to the third quarter of fiscal 2023 was primarily due to the factors described above.
Comparison of thirty-six weeks ended January 7, 2024 and thirty-six weeks ended January 1, 2023
The following table summarizes our results of operations:

	Thirty-Six Weeks Ended		Dollar Change	Percentage Change
(dollar amounts in thousands)	January 7, 2024	January 1, 2023
Food and beverage revenues	$64,806	$61,157	$3,649	6.0%
Recreation revenues	17,720	15,946	1,774	11.1%
Total revenue	82,526	77,103	5,423	7.0%
Cost of food and beverage	13,732	13,102	630	4.8%
Store labor and benefits	29,465	27,577	1,888	6.8%
Store occupancy costs, excluding depreciation	10,537	12,551	(2,014)	(16.0)%
Other store operating expenses, excluding depreciation	14,696	12,634	2,062	16.3%
General and administrative expenses	12,576	9,840	2,736	27.8%
Depreciation expense	5,417	5,574	(157)	(2.8)%
Pre-opening expenses	7,238	2,141	5,097	238.1%
Operating loss	(11,135)	(6,316)	(4,819)	76.3%
Interest expense	(6,086)	(735)	(5,351)	728.0%
Gain on change in fair value of warrant liabilities and other	19,140	—	19,140	NM
Gain (loss) on debt extinguishment	—	8,448	(8,448)	(100.0)%
Income (loss) before income taxes	1,919	1,397	522	37.4%
Income tax expense	—	144	(144)	(100.0)%
Net income (loss)	$1,919	$1,253	666	53.2%
Revenue
The increase in revenue for the thirty-six weeks ended January 7, 2024 compared to the thirty-six weeks ended January 1, 2023 was primarily due to price increases in menu items and events, contributing 47% of the increase in revenue in the thirty-six weeks ended January 7, 2024 compared to the thirty-six weeks ended January 1, 2023. In addition, revenue also benefited from two new locations being open for a portion of the thirty-six weeks ended January 7, 2024 compared to the thirty-six weeks ended January 1, 2023.

Restaurant Operating Costs
Cost of food and beverage

	Thirty-Six Weeks Ended
(dollar amounts in thousands)	January 7, 2024	January 1, 2023	Percentage Change
Cost of food and beverage	$13,732	$13,102	4.8%
As a percentage of total revenue	16.6%	17.0%
The increase in food and beverage costs for the thirty-six weeks ended January 7, 2024 compared to the thirty-six weeks ended January 1, 2023 was entirely due to an increase in food and beverage sales, which was partially offset by reduced food and beverage costs of approximately $156 as efficiency efforts continued in fiscal 2024.
As a percentage of revenue, the decrease in food and beverage costs for the thirty-six weeks ended January 7, 2024 compared to the thirty-six weeks ended January 1, 2023 was primarily due to efficiencies resulting from (i) an increase in event sales, which generally result in higher margins due to a favorable pricing model, scale and simplicity of menus, and (ii) a higher percentage of lower-cost spirit sales versus beer and wine sales.
Store labor and benefits

	Thirty-Six Weeks Ended
(dollar amounts in thousands)	January 7, 2024	January 1, 2023	Percentage Change
Store labor and benefits	$29,465	$27,577	6.8%
As a percentage of total revenue	35.7%	35.8%
The increase in store labor and benefits expenses for the thirty-six weeks ended January 7, 2024 compared to the thirty-six weeks ended January 1, 2023 was primarily due to an increased number of event sales employees in connection with the growth of our private events operations and two new locations open for a portion of the thirty-six weeks ended January 7, 2024.
As a percentage of revenue, store labor and benefits for the thirty-six weeks ended January 7, 2024 compared to the thirty-six weeks ended January 1, 2023 remained relatively consistent resulting from an increase in event sales, which generally result in more predictable and favorable labor costs, offset by modest increases in wages and other labor related costs.
Store occupancy costs, excluding depreciation

	Thirty-Six Weeks Ended
(dollar amounts in thousands)	January 7, 2024	January 1, 2023	Percentage Change
Store occupancy costs, excluding depreciation	$10,537	$12,551	(16.0)%
As a percentage of total revenue	12.8%	16.3%
The decrease in store occupancy costs, excluding depreciation for the thirty-six weeks ended January 7, 2024 compared to the thirty-six weeks ended January 1, 2023 was primarily due to the impact of the amendment of our lease agreement entered in June 2023 for our Georgetown location, resulting in a reduction of occupancy cost in the period of $3,281, offset in part by two new locations open for a portion of fiscal 2024 compared to fiscal 2023, modest increases in common area maintenance charges at various locations due to normal increases in operating costs passed on by various landlords pursuant to our leases, as well as modest increases in real estate taxes for similar locations.
As a percentage of revenue, the decrease in store occupancy costs, excluding depreciation for the thirty-six weeks ended January 7, 2024 compared to the thirty-six weeks ended January 1, 2023 was primarily due to the Georgetown lease amendment (see Note 7) and an increase in sales in the thirty-six weeks ended January 7, 2024 compared to the thirty-six weeks ended January 1, 2023.

Other store operating expenses, excluding depreciation

	Thirty-Six Weeks Ended
(dollar amounts in thousands)	January 7, 2024	January 1, 2023	Percentage Change
Other store operating expenses, excluding depreciation	$14,696	$12,634	16.3%
As a percentage of total revenue	17.8%	16.4%
The increase in other store operating expenses, excluding depreciation for the thirty-six weeks ended January 7, 2024 compared to the thirty-six weeks ended January 1, 2023, including the increase as a percentage of total revenue, was primarily due to overall store supply and location infrastructure expenses, increased supply utilization, two new locations open for a portion of fiscal 2024, increases in training of our team members, and increases in repair and maintenance activities.
General and administrative expenses

	Thirty-Six Weeks Ended
(dollar amounts in thousands)	January 7, 2024	January 1, 2023	Percentage Change
General and administrative expenses	$12,576	$9,840	27.8%
As a percentage of total revenue	15.2%	12.8%
The increase in general and administrative expenses for the thirty-six weeks ended January 7, 2024 compared to the thirty-six weeks ended January 1, 2023 was primarily due to increases in consulting, audit, and legal fees resulting from our Business Combination and public company readiness initiatives as compared to fiscal 2023.
As a percentage of revenue, the increase in general and administrative expenses for the thirty-six weeks ended January 7, 2024 compared to the thirty-six weeks ended January 1, 2023 was primarily due to the increases discussed in the preceding paragraph.
Depreciation expense

	Thirty-Six Weeks Ended
(dollar amounts in thousands)	January 7, 2024	January 1, 2023	Percentage Change
Depreciation expense	$5,417	$5,574	(2.8)%
As a percentage of total revenue	6.6%	7.2%
The decrease in depreciation expense for the thirty-six weeks ended January 7, 2024 compared to the thirty-six weeks ended January 1, 2023 was primarily due to assets being fully depreciated and removed from the schedule, partially offset by additional assets being put into service at our two new locations opened in fiscal 2024.
As a percentage of revenue, the decrease in depreciation expense for the thirty-six weeks ended January 7, 2024 compared to the thirty-six weeks ended January 1, 2023 was primarily due to lower depreciation expense as described in the preceding paragraph and the increase in sales.
Pre-opening expenses

	Thirty-Six Weeks Ended
(dollar amounts in thousands)	January 7, 2024	January 1, 2023	Percentage Change
Pre-opening expenses	$7,238	$2,141	238.1%
As a percentage of total revenue	8.8%	2.8%
The increase in pre-opening expenses, including as a percentage of total revenue, for the thirty-six weeks ended January 7, 2024 compared to the thirty-six weeks ended January 1, 2023 was primarily due to training and hiring, marketing and legal expenses associated with the opening of two new locations and three under construction in fiscal 2024 compared to three new locations under construction in fiscal 2023.

Interest expense

	Thirty-Six Weeks Ended
(dollar amounts in thousands)	January 7, 2024	January 1, 2023	Percentage Change
Total interest expense	$(6,086)	$(735)	728.0%
As a percentage of total revenue	(7.4)%	(1.0)%
The increase in interest expense for the thirty-six weeks ended January 7, 2024 compared to the thirty-six weeks ended January 1, 2023, including the increase as a percentage of total revenue, was primarily due to an increase in long-term notes payable during the thirty-six weeks ended January 7, 2024 (see “Liquidity and Capital Resources” and Note 5).
Gain on change in fair value of warrant liabilities and other

	Thirty-Six Weeks Ended
(dollar amounts in thousands)	January 7, 2024	January 1, 2023	Percentage Change
Gain on change in fair value of warrant liabilities and other	$19,140	$—	NM
As a percentage of total revenue	23.2%	—
NM data not meaningful
The increase in gain on change in fair value of warrant liabilities and other is due to the transfer of the Public Warrants and Private Warrants in connection with the consummation of the Business Combination on December 29, 2023 and the decrease in our stock price and its impact on the fair value of our outstanding Public Warrants and Private Warrants as of the end of the third quarter of fiscal 2024 as well as a change in fair value of the Silverview Warrants and Granite Creek Warrants during the third-six weeks ended January 7, 2024
Gain (loss) on debt extinguishment

	Thirty-Six Weeks Ended
(dollar amounts in thousands)	January 7, 2024	January 1, 2023	Percentage Change
Gain (loss) on debt extinguishment	$—	$8,448	(100.0)%
As a percentage of total revenue	—	11.0%
The decrease in gain on debt extinguishment was due to no PPP Loans being forgiven in the thirty-six weeks ended January 7, 2024 compared to the thirty-six weeks ended January 1, 2023.
Income (loss) before income taxes

	Thirty-Six Weeks Ended
(dollar amounts in thousands)	January 7, 2024	January 1, 2023	Percentage Change
Income (loss) before income taxes	$1,919	$1,397	37.4%
The increase in income before income taxes for the thirty-six weeks ended January 7, 2024 compared to the thirty-six weeks ended January 1, 2023 was primarily due to the factors described above.
Net Loss

	Thirty-Six Weeks Ended
(dollar amounts in thousands)	January 7, 2024	January 1, 2023	Percentage Change
Net (loss)/income	$1,919	$1,253	53.2%
The increase in net income for the thirty-six weeks ended January 7, 2024 compared to the thirty-six weeks ended January 1, 2023 was primarily due to the factors described above.
Liquidity and Capital Resources
To date, we have funded our operations through proceeds received from previous common stock and preferred stock issuances, through borrowings under various lending commitments and through cash flow from operations. As of January

7, 2024 and April 30, 2023 we had $39.6 million and $8.4 million in cash and cash equivalents, respectively. Since the end of the third quarter of fiscal 2024, we have utilized cash of approximately $13.8 million and accordingly, as of February 16, 2024, we had approximately $25.8 million in cash and cash equivalents. In fiscal 2023, we borrowed $22.5 million under a term loan facility (the “Silverview Facility”) with Silverview Credit Partners LP (“Silverview”) and had access to second tranche in the amount of $12.5 million through the Silverview Facility. In fiscal 2023 we borrowed $11.5 million under an equipment loan facility (the “Granite Creek Facility”) with Granite Creek Capital Partners LLC (“Granite Creek”). In the thirty-six weeks ended January 7, 2024, we borrowed an additional $12.5 million under the Silverview Facility and an additional $5.0 million under the Granite Creek Facility. On December 29, 2023, we entered into a term loan agreement with Oaktree Fund Administration, LLC (“Oaktree”), as agent, under which we borrowed an additional $50.0 million (see Note 5). If we are unable to generate positive operating cash flows, additional debt and equity financings may be necessary to sustain future operations, and there can be no assurance that such financing will be available to us on commercially reasonable terms, or at all.
Historically, our primary liquidity and capital requirements have been for new location development, initiatives to improve the customer experience in our locations, working capital and general corporate needs. We have not required significant working capital because landlords have provided substantial tenant improvement allowances for construction, customers generally pay using cash or credit and debit cards and, as a result, our operations do not generate significant receivables. We have benefited from tenant improvement allowances. Additionally, our operations do not require significant inventories due, in part, to our use of numerous fresh ingredients, and we are able to sell most of our inventory items before payment is due to the supplier of such items.
In the first thirty-six weeks of fiscal 2024, we completed the closing of $19.8 million of Series I Convertible Preferred Stock, representing the sale of an aggregate of 850,648 shares of our Series I Redeemable Convertible Preferred Stock at a purchase price of $25.00 per share. In connection with Reverse Recapitalization, the shares of Series I Redeemable Convertible Preferred Stock were automatically cancelled and extinguished and converted into the right to receive shares of Pinstripes Class A Common Stock.
Another potential source of cash is proceeds from any exercises of Public Warrants or Private Warrants for cash (which have an aggregate exercise price of $275,827,500). However, the exercise price of each of the Public Warrants and Private Warrants is $11.50 per share, which exceeds the closing price of the Pinstripes Class A Common Stock on February 15, 2024, which was $3.02 per share, and we believe that, for so long as the Public Warrants and Private Warrants are “out of the money,” the holders thereof are not likely to exercise the Public Warrants or the Private Warrants. Any cash proceeds associated with the exercise of the Public Warrants and the Private Warrants are dependent on our stock price. Accordingly, we have not included the net proceeds from any exercise of the Public Warrants or Private Warrants in our assessment of our liquidity and our ability to fund operations on a prospective basis.
Based on our current operating plan, we believe our existing cash and cash equivalents, and additional tenant improvement allowances will be sufficient to fund our operating lease obligations, capital expenditures, and working capital needs for at least the next 12 months following the date of this report. We expect the proceeds from the Oaktree loan agreement will facilitate further growth in our business, including through the development of additional locations. Furthermore, we expect that our ability to organically generate cash from continuing operations of existing and new locations will provide additional liquidity and resources beyond the next 12 months following the date of this report.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Thirty-Six Weeks Ended
(dollar amounts in thousands)	January 7, 2024	January 1, 2023
Net cash provided by (used in) operating activities	$(15,818)	$1,688
Net cash (used in) investing activities	(14,771)	(1,842)
Net cash provided by (used in) financing activities	61,790	(1,213)
Net change in cash and cash equivalents	$31,201	$(1,367)
Operating Activities
Net cash used in operating activities was $(15.8) million for the thirty-six weeks ended January 7, 2024 compared to $1.7 million cash provided by operating activities for the thirty-six weeks ended January 1, 2023. The increase in net cash used in operating activities was due to a higher operating loss driven by higher pre-opening expenses and other store operating expenses plus the opening of two new store locations in the thirty-six weeks ended January 7, 2024 as compared to the thirty-six weeks ended January 1, 2023.
Investing Activities
Net cash used in investing activities was $(14.8) million for the thirty-six weeks ended January 7, 2024 compared to $(1.8) million for the thirty-six weeks ended January 1, 2023. Our purchase of property and equipment of $(14.8) million increased in the thirty-six weeks ended January 7, 2024 from $(1.8) million in the thirty-six weeks ended January 1, 2023 in connection with two locations that have opened to date in fiscal 2024.
Financing Activities
Net cash provided by financing activities was $61.8 million for the thirty-six weeks ended January 7, 2024 compared to net cash used in financing activities of $(1.2) million for the thirty-six weeks ended January 1, 2023. The primary components of net cash provided by financing activities for the thirty-six weeks ended January 7, 2024 was proceeds from warrant issuances of $24.6 million, proceeds from the issuance of the Series I Redeemable Convertible Preferred Stock of $19.8 million and additional borrowings of $12.5 million under the Silverview Facility, $5.0 million under the Granite Creek Facility, $50.0 million under the Oaktree Tranche 1 Loan and $1.6 million of proceeds from Oaktree Tranche 2 Loan. These proceeds were offset by $23.4 million of transaction costs paid in connection with the Reverse Recapitalization, principal payments of long-term notes payable of $0.5 million and debt discount and issuances costs of of $27.5 million.
Off-Balance Sheet Arrangements
As of the date of this report, we do not have any off-balance sheet arrangements.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires us to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of revenue and expenses during the reporting period. Our most significant estimates and judgments involve difficult, subjective or complex judgements made by management. Actual results may differ from these estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected. We believe that the accounting policies described below involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations. For further information, see Note 2 to our audited consolidated financial statements included in the registration statement on Form S-4/A filed on November 28, 2023.
Leases
We have made an accounting policy election applicable to all asset classes not to record leases with an initial term of twelve months or less on the balance sheet as allowed under ASC 842. We lease all of our locations from third parties. For leases with an initial term greater than twelve months, a related lease liability is recorded on the balance sheet at the present value of future fixed payments discounted at our estimated fully collateralized borrowing rate corresponding with the lease term (i.e. incremental borrowing rate). In addition, a right-of-use asset is recorded as the initial amount of the lease liability, plus any initial direct costs incurred and lease prepayment, less any tenant improvement allowance incentives received. Most of our leases include one or more options to renew, with terms that can extend from five to ten years. To determine the expected lease term, we excluded all options to renew as it is not reasonably certain we would exercise these options.
Lease payments include fixed payments and variable payments for common area maintenance costs, real estate taxes, insurance related to leases or additional rent based upon sales volume (variable lease cost). Variable lease costs are expensed as incurred whereas fixed lease costs are recorded on a straight-line basis over the life of the lease. We do not separate lease and non-lease components (e.g. common area maintenance), which is a policy maintained for all asset classes. Leases do not contain any material residual value guarantee or material restrictive covenants.
The discount rate used to determine the amount of right-of-use assets and lease liabilities is the interest rate implicit in the lease, when known. If the rate is not implicit in the lease, we use our incremental borrowing rate, which is derived based on available information at the commencement date.

Impairment of Long-lived Assets
We review long-lived assets, such as property and equipment, and operating lease right-of-use assets with definitive lives, for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We perform our long-lived asset impairment analysis by grouping assets and liabilities at the individual store level, since this is the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows.
In determining the undiscounted future cash flows, we consider historical cash flows and other relevant factors and circumstances, including the maturity of the store, changes in the economic environment, unfavorable changes in business climate and future operating plans. The significant inputs used in determining our estimate of the projected undiscounted future cash flows include future revenue growth, changes in store labor and operating costs, future lease payments and projected operating margins as well as the estimate of the remaining useful life of the assets.
Warrants
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC 815, “Derivatives and Hedging (“ASC 815”)”. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether they meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the unaudited condensed consolidated statements of operations.
The Public Warrants and Private Warrants meet the definition of a derivative instrument, requiring liability classification, and are measured at fair value on a recurring basis with the change in fair value recognized in the Company’s unaudited condensed consolidated statements of operations. The fair value of the Public Warrants is measured by the Company’s publicly traded warrant price. In determining the fair value of the Private Warrants, the Company utilizes the Cox-Rubenstein-Ross binomial lattice model using level 3 inputs consisting of the fair value of the Public Warrants as of the measurement and implied equity volatility. See Note 10.
The Company determined the Oaktree Tranche 1 Warrants meet the equity classification guidance and were measured at fair value upon issuance. Under the Oaktree loan agreement, the Company is contractually obligated to issue a specified number of warrants to Oaktree based on the scenarios described in Note 10. Therefore, the Additional Oaktree Tranche 1 Warrants and Oaktree Tranche 2 Warrants are considered contingently issuable and the contingency is satisfied when Oaktree exercises its written option on the Oaktree Tranche 2 Loan and the Class A Common Stock meets the contingency requirements described in Note 10. When the contingently issuable warrants’ contingency is satisfied, the respective shares underlying these warrants will be considered indexed to the Class A Common Stock and qualify for equity classification under the derivative scope exception provided by ASC 815. See Note 10.
Revenue Recognition
We recognize food and beverage revenues and recreation revenue when payment is tendered at the point of sale as the performance obligation has been satisfied. Food and beverage revenues include the sale of food and beverage products. Recreation revenue includes bowling and bocce sales. We recognize revenues net of discounts and taxes. We defer event deposits received from guests and recognized such deposits as revenue when the event is held. Event deposits received from customers in advance are included in amounts due to customers, and we recognize revenues from events when the event takes place.
We sell gift cards, which do not have expiration dates, and do not deduct non-usage fees from outstanding gift card balances. We record gift card sales as a liability and recognized as revenue upon redemption by the customer. For unredeemed gift cards that we expect to be entitled to breakage and for which there is no legal obligation to remit the unredeemed gift card balances to the relevant jurisdictions, we recognize expected breakage as revenue in proportion to the pattern of redemption by the customers. The determination of the gift card breakage is based on our specific historical redemption patterns. The contract liability related to our gift cards is included in amounts due to customers in the condensed consolidated balance sheets. We report revenues net of sales tax collected from customers. We include sales tax collected in other accrued liabilities on the condensed consolidated balance sheets until the taxes are remitted to the appropriate taxing authorities.
Classification of Instruments as Liabilities or Equity
We have applied ASC 480, “Distinguishing Liabilities from Equity,” to classify as a liability or equity certain redeemable and/or convertible instruments, including the Company’s preferred stock. We determine the liability classification if the financial instrument is mandatory redeemable for cash or by issuing a variable number of equity shares.
If we determine that a financial instrument should not be classified as a liability, we then determine whether the financial instrument should be presented between the liability section and the equity section of the balance sheet as temporary equity. We determine financial instruments as temporary equity if the redemption of the preferred stock or other financial instrument is outside the control of the Company. Otherwise, we account for the financial instrument as permanent equity.
Emerging Growth Company
The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies for up to five years or until we are no longer an emerging growth company. We expect to qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We have elected not to opt out of such extended transition period, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the condensed consolidated financial statements may not be comparable to those of companies that comply with new or revised accounting pronouncements as of public company effective dates.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
This item is not applicable as the Company is a smaller reporting company.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Prior to the Business Combination, Legacy Pinstripes was not required to certify effective disclosure controls and procedures or internal control over financial reporting. Upon consummation of the Business Combination, management is required to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting.
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Our management conducted an assessment of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that assessment, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective due to material weaknesses in internal control over financial reporting, as described below. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at a level of reasonable assurance because management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.
Material Weakness in Internal Control over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We have identified material weaknesses in relation to (i) our financial statement close process, (ii) our lease accounting processes and (iii) the maintenance and accuracy of our outstanding equity information and accounting for stock-based compensation. The material weakness related to our financial statement close process resulted from a lack of adequate policies, procedures, controls and sufficient technical accounting personnel to appropriately analyze, record, and disclose accounting matters for routine and non-routine transactions timely and accurately. This material weakness contributed to the material weakness related to our lease accounting process, which related to the design of the controls relating to the identification and assessment of lease agreement terms and conditions, assessment of lease modifications and related accounting treatment, as well as to the material weakness related to the design of controls in respect of issuing, tracking, and maintaining accurate ledgers as to authorized, issued and outstanding shares and calculations of stock based compensation. This resulted in prior period errors in our accounting records related to our lease obligations, occupancy costs, right of use assets and related financial statement disclosures, along with errors in share capital amounts and stock based compensation, all of which were corrected in connection with the issuance of the consolidated audited financial statements of Pinstripes as of and for the years ended April 30, 2023, April 24, 2022 and April 25, 2021.
These material weaknesses did not result in any identified material misstatements to the financial statements, but based on these material weaknesses, management concluded that at January 7, 2024, our internal control over financial reporting was not effective.
Management’s Remediation Plan
In response to the material weaknesses discussed above, we plan to continue efforts already underway to improve internal control over financial reporting, which include creating formal policies and procedures governing our financial statement close process, and control in the preparation, documentation, and review of journal entries and account reconciliations.
We are currently in the process of implementing measures to address the underlying causes of these material weaknesses and the control deficiencies which include:
•hired additional accounting and financial reporting personnel with U.S. GAAP, and SEC reporting experience to facilitate second level reviews, and financial reporting oversight;
•on-boarding a third-party equity plan administrator to account for our employee equity plan and transactions;
•developing, communicating and implementing an accounting policy manual for our accounting and financial reporting personnel for recurring transactions and period-end closing processes;
•establishing effective monitoring and oversight controls for non-recurring and complex transactions to ensure the accuracy and completeness of our financial statements and related disclosures;
•reviewing and enhancing of IT general controls over information systems relevant to financial reporting, including privileged access and segregation of duties; and
•realignment of existing personnel and the addition of both internal and external personnel to strengthen management’s review and documentation over internal control over financial reporting.
We will continue to review and improve our internal control over financial reporting to address the underlying causes of the material weaknesses and control deficiencies. We cannot be certain that the steps we are taking will be sufficient to remediate the control deficiencies that led to these material weaknesses in our internal control over financial reporting or prevent future material weaknesses or control deficiencies from occurring. In addition, we cannot be certain that we have identified all material weaknesses and control deficiencies in our internal control over financial reporting or that in the future we will not have additional material weaknesses or control deficiencies in its internal control over financial reporting. Further, we continue to review our internal control over financial reporting and disclosure controls and procedures to provide reasonable assurance as to the ability to comply with reporting requirements following the completion of the Business Combination.
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended January 7, 2024, we completed the Business Combination and the internal controls of Legacy Pinstripes became New Pinstripes’ internal controls. Except for the efforts to begin remediating the material weaknesses described above, there were no changes during the fiscal quarter ended January 7, 2024 in New Pinstripes’

internal control over financial reporting that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.
Inherent Limitations on the Effectiveness of Controls
Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our Company have been detected.
These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures.

Part II - Other Information
Item 1. Legal Proceedings
For discussion of legal proceedings, see Note 12 to our condensed consolidated financial statements under “Part 1, Item 1. Financial Information” under “Commitments and Contingencies” of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
Summary of Risk Factors
You should consider all the information contained in this Quarterly Report, before making an investment decision. These risks are discussed more fully in the section entitled “Risk Factors.” If any of these risks actually occur, our business, financial condition or results of operations would likely be materially adversely affected. These risks include, but are not limited to, the following:
•Risks Related to Our Business and Operations
•the experiential dining and entertainment market in which we operate is highly competitive;
•our long-term success is highly dependent on our ability to successfully identify and secure appropriate locations and timely develop and expand our operations in existing and new markets;
•disruptions or delays we may encounter in the expansion and construction of our facilities;
•we may not be able to renew real property leases on favorable terms, or at all, and our landlords may not meet their financial obligations to us, either of which may require us to close a location or relocate;
•our business may be adversely impacted by changes in consumer discretionary spending and general economic conditions in our markets or declines in the popularity of bowling and bocce;
•shortages or interruptions in the supply or delivery of food products;
•increased labor costs or shortages;
•the COVID-19 pandemic had a material adverse impact on our business, and future pandemics or natural disasters may disrupt, our business, results of operations and financial condition;
•we may not achieve our target development goals, aggressive development could cannibalize existing sales and new locations may not be successful or profitable;
•food safety and food-borne illness concerns may have an adverse effect on our business;
•damage to our reputation could negatively impact our business, financial condition and results of operations;
•our dependence on a small number of suppliers for the majority of our food ingredients;
•we depend on key executive management;
•we have a substantial amount of indebtedness;
•our management has identified material weaknesses in its internal control over financial reporting and may identify additional material weaknesses in the future;
•Regulatory and Legal Risks
•we are subject to many federal, state and local laws with which compliance is both costly and complex;
•a liquid and established trading market may not develop for the Pinstripes Class A Common Stock;
•Risks Related to Our Company and Our Organizational Structure
•pursuant to the Director Designation Agreement, Dale Schwartz, our Chairman, President and Chief Executive Officer, has the right to designate a specified number of directors (initially four of seven) to the

Pinstripes Holdings Board and will retain certain other governance rights so long as he continues to beneficially own a certain number of shares of Pinstripes Class A Common Stock;
•we are an “emerging growth company” and a “smaller reporting company” within the meaning of the Securities Act, and this could make our securities less attractive to investors;
•Risks Related to the Ownership of our Securities
•if we are unable to satisfy our obligations as a public company, we would face possible delisting, which would result in a limited public market for our securities;
•a portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future; and
•the Company’s business and operations could be negatively affected if it becomes subject to any securities litigation or stockholder activism.
You should carefully consider the risks described below, together with all of the other information included in this Quarterly Report, before making an investment decision. The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances may have an adverse effect on our business, cash flows, financial condition and results of operations. You should also carefully consider the following risk factors in addition to the other information included in this Quarterly Report, including matters addressed in the section entitled “Cautionary Note Regarding Forward-Looking Statements.” We may face additional risks and uncertainties that are not presently known to them, or that they currently deem immaterial, which may also impair their respective businesses or financial condition.
You should carefully consider the risks described below, together with all of the other information included in this filing, before making an investment decision. Unless the context otherwise requires, any reference in the below subsection of this Quarterly Report to the “Company,” “we,” “us,” “our” and “Pinstripes” refers to Pinstripes, Inc. and its consolidated subsidiaries prior to the consummation of the Business Combination and to Pinstripes Holdings following the consummation of the Business Combination. The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances, may adversely affect the ability of Pinstripes to realize the anticipated benefits of the Business Combination, and may have an adverse effect on the business, cash flows, financial condition and results of operations of Pinstripes . You should also carefully consider the following risk factors in addition to the other information included in this Quarterly Report on Form 10-Q, including matters addressed in the section entitled “Cautionary Note Regarding Forward-Looking Statements.” We may face additional risks and uncertainties that are not presently known to us, or that we currently deem immaterial, which may also impair our businesses or financial condition.
Risks Related to Our Business and Operations
Our market is highly competitive. We may not be able to compete favorably in the highly competitive out-of-home and home-based entertainment and dining markets, which could adversely affect our business, results of operations and financial condition.
The experiential dining and entertainment market in which we operate is highly competitive. A substantial number of national and regional chains and independently owned restaurants and entertainment providers compete with us for customers, locations and qualified management and other staff. We also compete for corporate events, social events and other engagements, such as weddings and birthday parties, at our locations. Competitors include (i) providers of out-of-home entertainment, including other dining and entertainment businesses; (ii) other localized attraction facilities, including movie theaters, sporting events, bowling alleys, pickleball courts and nightclubs; and (iii) other private events venues, such as hotels and banquet facilities. Many of the entities operating these businesses are larger and have significantly greater financial resources, a greater number of locations, have been in business longer, have greater name recognition and are better established in the markets where our locations are situated or are planned to be situated. As a result, they may be able to invest greater resources than we can in attracting customers and succeed in attracting customers who would otherwise come to our locations. We also face competition from local establishments that offer entertainment experiences similar to ours and restaurants that are highly competitive with respect to price, quality of service, location, ambience and type and quality of food. Any efforts we may undertake to expand our entertainment offerings in order to increase our competitiveness in the out-of-home entertainment market may not be successful. We also face competition from increasingly sophisticated home-based forms of entertainment, such as internet and video gaming, home movie delivery and home food delivery. Our failure to compete favorably in these competitive markets could adversely affect our business, results of operations and financial condition.
Our long-term growth is dependent on our ability to successfully identify and secure appropriate locations and timely develop and expand our operations in existing and new markets.
One of the key means of achieving our growth strategies will be through opening and operating new locations in the United States on a profitable basis for the foreseeable future. As of January 7, 2024, we had 15 existing operational locations, and we currently plan to open two new locations in the remainder of fiscal 2024 and two new locations in early fiscal 2025. To accomplish these goals, we must identify appropriate markets where we can enter or expand, taking into account numerous factors such as the location of our current locations, demographics, traffic patterns and information gathered from our experience. We may not be able to open our planned new locations within budget or on a timely basis, if at all, given the uncertainty of these factors, which could adversely affect our business, financial condition and results of operations. Additionally, as we operate more locations, our rate of expansion relative to the size of our location base will eventually decline.
The number and timing of new locations opened during any given period may be negatively impacted by a number of factors including, without limitation:
•the identification and availability of attractive sites for new locations and the ability to negotiate suitable lease terms;
•recruitment and training of qualified personnel in local markets;
•our ability to obtain all required governmental permits, including zonal approvals, on a timely basis;
•our ability to control construction and development costs of new locations;
•competition in new markets, including competition for appropriate sites;
•failure of the landlords and real estate developers to timely deliver real estate to us;
•the proximity of potential sites to an existing locations, and the impact of cannibalization on future growth; and
•the cost and availability of capital to fund construction costs and pre-opening expenses.
Further, we may not correctly analyze the suitability of a location or anticipate all of the challenges imposed by expanding our operations, and the lack of development and overall decrease in commercial real estate due to the current macroeconomic downturn may lead to increased costs for commercial real estate. In addition, as has happened when other experiential dining and entertainment concepts have tried to expand, we may find that our concept has limited appeal in new markets or we may experience a decline in the popularity of our concept in the markets in which we operate. If we do not timely open new locations, including those under construction and scheduled to open in the remainder of fiscal year 2024 and early 2025, or if we are unable to otherwise expand in existing markets or profitably penetrate new markets, our ability to meet our growth expectations or otherwise increase our revenues and profitability may be materially harmed or we may face losses.
We may encounter disruptions or delays in the construction of our facilities, which may impair our ability to grow.
We are subject to several risks in connection with the construction of our facilities, including the availability and performance of engineers and contractors, suppliers, and consultants, the availability of funding and the receipt of required governmental approvals, licenses and permits, which could be delayed. We have previously experienced delays related to the opening of certain of our existing locations and it is possible we may experience similar delays in the future. As of February 21, 2024, we have three locations under construction and planned for opening through fiscal 2024 and early fiscal 2025 Any delay in the performance of any one or more of the contractors, suppliers, consultants, or other persons on whom we are dependent in connection with our construction activities, a delay in or failure to receive the required governmental approvals, licenses and permits in a timely manner or on reasonable terms, or a delay in or failure in connection with the completion and successful operation of the operational elements in connection with construction could delay and negatively affect our ability to meet our growth expectations or otherwise increase our revenues and profitability. In addition, certain of our construction contracts and leases contain co-tenancy provisions that may limit our ability to open newly constructed locations if construction related to our co-tenants’ facilities has not finished. Our forecasts currently anticipate higher revenues in the first and second years of operations for certain of our locations under construction compared to our historical first and second year revenues following the openings of our existing locations, due to the forecasted foot traffic we expect to have at such locations and the anticipation that the new locations will allow us to operate outdoors all year around.
There can be no assurance that current or future construction plans implemented by us will be successfully completed on time, within budget and without design defect, that the necessary personnel and equipment will be available in a timely manner or on reasonable terms to complete construction projects successfully, that we will be able to obtain all necessary governmental approvals, licenses and permits, or that the completion of the construction, the start-up costs and the ongoing operating costs will not be significantly higher than anticipated by us. Any of the foregoing factors could adversely impact our operations and financial condition.
Fixed rental payments account for a significant portion of our operating expenses, which increases our vulnerability to general adverse economic and industry conditions and could limit our operating and financial flexibility.
Payments under our operating leases account for a significant portion of our operating expenses. For example, total rental payments under operating leases were approximately $25.5 million, or 23% of our total revenues in fiscal 2023 and were $5.8 million, or 18% of our total revenues, in the third quarter of fiscal 2024. In addition, as of January 7, 2024, we were a party to operating leases requiring future minimum lease payments of approximately $126.4 million in the aggregate through the next five years and approximately $129.3 million in the aggregate thereafter. We expect that we will lease any new locations we open under operating leases. Our substantial operating lease obligations could have significant negative consequences, including:
•increasing our vulnerability to general adverse economic and industry conditions;
•limiting our ability to obtain additional financing;
•requiring a substantial portion of our available cash to be applied to pay our rental obligations, thus reducing cash available for other purposes;
•limiting our flexibility in planning for or reacting to changes in our business or the industry in which we compete; and
•placing us at a disadvantage with respect to our competitors.
We depend on cash flow from operations to pay our lease obligations and to fulfill our other cash needs. If our business does not generate sufficient cash flow from operating activities and sufficient funds are not otherwise available to us from borrowings under bank loans or from other sources, we may not be able to service our operating lease obligations, grow our business, respond to competitive challenges or fund our other liquidity and capital needs.
We may not be able to renew real property leases on favorable terms, or at all, and our landlords may not meet their financial obligations to us, either of which may require us to close a location or relocate and could adversely affect our business, results of operations and financial condition.
All locations operated by us as of January 7, 2024 are operated on leased property. The leases typically provide for a base rent plus costs associated with maintenance and taxes and, in some instances, provide for the respective landlord to receive a percentage of the gross receipts above a certain threshold earned at the location governed by such lease. In the event we decide not to renew a lease at a specific location, prior written notice to the landlord is required pursuant to the timeframes prescribed in our various leases. A decision not to renew a lease for a location could be based on a number of factors, including an assessment of the area in which the location is situated and the nature and quality of nearby tenants. In addition, macroeconomic conditions, among other factors, may cause our landlords to be unable to obtain financing or remain in good standing under their existing financing arrangements, resulting in failures to pay required tenant improvement allowances or satisfy other lease covenants to us. We may choose not to renew, or may not be able to renew, certain of such existing leases, including if the capital investment then required to maintain the location is not justified by the return on the required investment. If we are not able to renew the leases at rents that allow such locations to remain profitable as their terms expire, the number of such locations may decrease, resulting in lower revenue from operations, or we may relocate a location (with the precise destination of such new location potentially being subject to restrictive covenants or non-compete provisions contained in certain leases), which could subject us to construction and other costs and risks, including, without limitation, the accelerated repayment of the outstanding balances of any applicable promissory notes or landlord-provided allowances and/or loans. In either case, our business, results of operations and financial condition could be adversely affected.

Increased food commodity and energy costs could decrease our location-level operating profit margins or cause us to limit or otherwise modify our menu, which could adversely affect our business, results of operations and financial condition.
Our profitability depends in part on our ability to anticipate and react to changes in the price and availability of food commodities. Prices may be affected due to market changes, increased competition, the general risk of inflation, shortages or interruptions in supply due to weather, disease or other conditions beyond our control, or other reasons. For example, since 2020, food and other commodity prices have been increasing at a rate higher than that of the recent historical inflation rate. Among other factors, COVID-19 and Russia’s invasion of Ukraine have caused significant supply chain disruptions, which have resulted in changes in the price or availability of certain food products. Other events could increase commodity prices or cause shortages that could affect the cost and quality of the items we buy or require us to further raise prices or limit our menu options. Additionally, the commodity markets will likely continue to increase over time if global warming trends continue and may also become volatile due to climate change and climate conditions, all of which are beyond our control and, in many instances, are extreme and unpredictable (such as more frequent and/or severe fires and hurricanes). Increases in commodity costs, combined with other more general economic and demographic conditions, could impact our pricing and negatively affect our location sales and location-level operating profit margins. From time to time, competitive conditions could limit our menu pricing flexibility. In addition, macroeconomic conditions could make additional menu price increases imprudent. There can be no assurance that future cost increases can be offset by increased menu prices or that increased menu prices will be fully absorbed by our customers without any resulting change to their visit frequencies or purchasing patterns. In addition, there can be no assurance that we will generate same location sales growth in an amount sufficient to offset inflationary or other cost pressures.
Our profitability also is adversely affected by increases in the price of utilities, such as natural gas, electric, and water, whether as a result of inflation, shortages or interruptions in supply, or otherwise. Our ability to respond to increased costs by increasing prices or by implementing alternative processes or products will depend on our ability to anticipate and react to such increases and other more general economic and demographic conditions, as well as the responses of our competitors and customers. All of these changes may be difficult to predict, and many of these risks beyond our control. Any resulting increased costs for food commodities or energy could adversely affect our business, results of operations and financial condition.
Changes in the cost of labor could harm our business.
Increases in wage and benefits costs, including as a result of increases in minimum wages and other governmental regulations affecting labor costs, may significantly increase our labor costs and operating expenses and make it more difficult to fully staff our restaurants. From time to time, legislative proposals are made to increase the minimum wage at the United States federal, state, and local levels, such as recent minimum wage increases in Cook County, Illinois and the City of Chicago, which came effective July 1, 2023, and California Assembly Bill No. 257, the Fast Food Accountability and Standards Recovery Act, which passed in September 2022 and which proposes to create a council to set, among other things, minimum wages and working condition standards in the broadly defined fast food industry. Other measures, such as the proposed New York State Assembly Bill No. A1710A, seek to phase out the usage of a subminimum wage for restaurant workers. Because we employ a large workforce, any wage increases and/or expansion of benefits mandates will have a particularly significant impact on our labor costs. In addition, our suppliers, distributors, and business partners may be similarly impacted by wage and benefit cost inflation. For example, New York City recently instituted an increase in the minimum wage for delivery workers that deliver on behalf of third-party food delivery services, which is currently being challenged by certain third-party delivery apps. If such trends continue, our suppliers, distributors, and business partners may increase their prices for goods and services in order to offset their increasing labor costs.
In addition, Chicago has implemented a “fair workweek” ordinance, which requires food service employers to provide employees with specified notice in scheduling changes and pay premiums for changes made to employees’ schedules, among other requirements. Similar legislation may be enacted in other jurisdictions in which we operate, and in jurisdictions where we may enter in the future, and such regulatory structures, in turn, could result in missed corporate opportunities due to diverted management attention, as well as increased costs, both in terms of ongoing compliance and resolution of alleged violations. Such regulations are often complex to administer and have evolved over time and may continue to do so.
Our inability to identify qualified individuals for our workforce could slow our growth and adversely impact our ability to operate our locations.
We believe that our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified managers and team members to meet the needs of our existing locations and to staff new locations. A sufficient number of qualified individuals to fill these positions and qualifications may be in short supply in some geographic areas. Competition in those areas for qualified team members could require us to pay higher wages and provide greater benefits, especially in times of robust regional or national economic conditions. Any inability to recruit and retain qualified individuals may result in higher turnover and increased labor costs and could compromise the quality of our service, all of which could adversely affect our business, results of operations and financial condition. Any such inability could also delay the planned openings of new locations and could adversely impact our existing locations. Any such inability to retain or recruit qualified team members, increased costs of attracting qualified employees or delays in locations openings could adversely affect our business, results of operations and financial condition.
The COVID-19 pandemic created staffing complexities for us and other restaurant operators and, on March 15, 2020, as a result of the pandemic, all operations at our locations were temporarily suspended. We have since reopened all of our locations in a new environment, filled with increased complexity for our employees and managers, a decreased applicant pool for all positions, safety concerns and ongoing staff call-outs and exclusions due to illness. Despite the removal of COVID-19 restrictions, there remains an aggressive competition for talent, wage inflation and pressure to improve benefits and workplace conditions to remain competitive, and the pandemic perpetuated an ongoing labor shortage and heightened labor relations issues. Due to future pandemics or natural disasters, we could experience a further shortage of labor and decrease in the pool of available qualified talent for key functions. Our existing wages and benefits programs, combined with the challenging conditions remaining after the COVID-19 pandemic, the volatile macroeconomic environment and the highly competitive wage pressure resulting from the current labor shortage, may be insufficient to attract and retain the best talent.
Furthermore, maintaining appropriate staffing and hiring and training new staff requires precise workforce planning, which has become more complex due to, among other things:
•significant staffing and hiring issues in the restaurant industry throughout the country, which were exacerbated by the COVID-19 pandemic;
•laws related to wage and hour violations or predictive scheduling, such as “fair workweek” or “secure scheduling” ordinances in certain geographic areas where we operate;
•low levels of unemployment, which has resulted in aggressive competition for talent, wage inflation, and pressure to improve benefits and workplace conditions to remain competitive; and
•the so-called “great resignation” trend.
Our failure to recruit and retain new employees in a timely manner or higher employee turnover levels all could affect our ability to open new locations and grow sales at existing locations, and we may experience higher than projected labor costs.
The COVID-19 pandemic had a material adverse impact on our business, results of operations, liquidity and financial condition. Future outbreaks of COVID-19, other contagious diseases or other adverse public health developments in the United States or worldwide could have similar impacts on our business.
The COVID-19 pandemic had a material adverse impact on our business and results of operations in fiscal 2020 and 2021. At the peak of the COVID-19 outbreak in fiscal 2021, as a result of the pandemic, all operations at our locations were temporarily suspended. As our locations re-opened following approximately four months of closure, we experienced comparable store sales declines and reduced revenues compared to pre-pandemic operations due to modified operating hours, occupancy restrictions and reduced customer traffic. Specifically, our revenue decreased from approximately $66.1 million in fiscal 2020 to $25.0 million in fiscal 2021. It remains difficult to predict future outbreaks, including new variants of COVID-19 or similar public health threats, their impact on our business or the broader economy, how consumer behavior may change and whether such changes would be temporary or permanent. Additionally, prolonged volatility or significant disruption of global financial markets due to a resurgence of COVID-19 or the emergence of another unforeseen pandemic could have a negative impact on our ability to access capital markets and other funding sources, on acceptable terms or at all, and impede our ability to comply with debt covenants or our ability to obtain additional waivers or amendments, if necessary, and we could also incur additional impairment charges of our long-lived assets, goodwill or other intangibles, which may have a significant or material impact on our financial results.
Changes in economic conditions could materially affect our business, financial condition and results of operations.
Any significant decrease in consumer confidence, or periods of economic slowdown or recession and higher inflation rates could lead to a curtailing of discretionary spending, which in turn could reduce our revenues and results of operations.

Our business is dependent upon consumer discretionary spending and, therefore, is affected by consumer confidence as well as the future performance of the economy. As a result, our results of operations are susceptible to economic slowdowns and recessions. Job losses, home foreclosures, investment losses in the financial markets, personal bankruptcies, credit card debt and home mortgage and other borrowing costs, declines in housing values, reduced access to credit, adverse economic or market conditions due to inflation and long-term changes in consumer behavior resulting from a resurgence of COVID-19 or the emergence of another unforeseen pandemic, amongst other factors, may result in lower levels of customer traffic in our locations, a decline in consumer confidence and a curtailing of consumer discretionary spending. We believe that consumers generally are more willing to make discretionary purchases during periods in which favorable economic conditions prevail. If economic conditions worsen, we could see deterioration in customer traffic or a reduction in the average amount customers spend in our locations. This could result in a reduction of staff levels, changes to our hours of operation, asset impairment charges and potential location closures, on a temporary or a permanent basis, as well as a deceleration of new location openings, any of which could adversely impact our revenues and results of operations.
Damage to our reputation could negatively impact our business, financial condition and results of operations.
Our reputation and the quality of our brand are critical to our business and success. We must protect and grow the value of our brand in order for us to continue to be successful. Any incident that erodes our reputation or consumer perception of our brand could significantly reduce its value and damage our business.
We may be adversely affected by any negative publicity, regardless of its accuracy, including with respect to:
•food safety concerns, including food tampering or contamination;
•food-borne illness incidents;
•the safety of the food commodities we use;
•customer injury and the perceived safety of our entertainment offerings;
•security breaches of confidential customer or employee information;
•employment-related claims relating to alleged employment discrimination, wage and hour violations, labor standards or healthcare and benefit issues; or
•government or industry findings concerning our locations, restaurants operated by other food service providers or others across the food industry supply chain.
Also, there has been an increase in the use of social media and other platforms for online communications that provide individuals with access to a broad audience of consumers and other interested persons. Any negative publicity may be amplified by the use of platforms that enable guests to review our entertainment offerings, restaurants and food, such as TripAdvisor and Yelp, among others. The availability of information on social media and other online communications platforms, and the impact of such information, can be virtually immediate. Many social media and other communications platforms immediately publish the content their subscribers and participants can post, often without filters or checks on accuracy of the content posted. The opportunity for dissemination of information, including inaccurate information, is seemingly limitless and readily available. Information concerning our Company may be posted on such platforms at any time. Information posted may be adverse to our interests or may be inaccurate, each of which may harm our performance, prospects or business. The harm may be immediate without affording us an opportunity for redress or correction.
Ultimately, the risks associated with any such negative publicity or incorrect information cannot be completely eliminated or mitigated and may materially harm our reputation, business, results of operations and financial condition.
Food safety and food-borne illness incidents may have an adverse effect on our business by not only reducing demand but also increasing operating costs.
Food-borne illnesses and other food safety issues have occurred in the food industry in the past and could occur in the future. A negative report or negative publicity, whether related to one of our locations or to a competitor in the industry, may have an adverse impact on demand for our food and could result in decreased customer traffic to our locations, including as a result of a decrease in event bookings. A decrease in customer traffic to our locations as a result of these health concerns or negative publicity could materially harm our reputation, business, results of operations and financial condition.

Furthermore, our reliance on third-party food suppliers and distributors increases the risk that food-borne illness incidents could be caused by factors outside of our control and that multiple locations would be affected rather than a single location. We cannot assure you that all food items will be properly maintained during transport throughout the supply chain, that such food items have not been tampered with and that our employees will identify all products that may be spoiled and should not be used in our locations. If our customers become ill from food-borne illnesses, we could be forced to temporarily close some locations. Furthermore, any instances of food contamination, whether or not at our locations, could subject us or our suppliers to a food recall pursuant to provisions enacted by the United States Food and Drug Administration’s (the “FDA”).
Shortages or interruptions in the supply or delivery of food products or other supplies could adversely affect our business, results of operations and financial condition.
We are dependent on frequent deliveries of food products and other supplies that meet our specifications. Shortages or interruptions in the supply of these products caused by problems in production or distribution, inclement weather, unanticipated demand or other conditions have adversely affected in the past, and could adversely affect in the future, the availability, quality and cost of ingredients, which would adversely affect our business, results of operations and financial condition.
We have one principal supplier and a limited number of other suppliers and distributors for our food products and other supplies. If our suppliers or distributors are unable to fulfill their obligations under our arrangements with them, we could encounter supply shortages and incur higher costs.
We depend on Sysco Corporation (“Sysco”) as our principal supplier of food products and on Edward Don & Company (“Edward Don”) as our principal supplier of restaurant equipment and supplies and have a limited number of other suppliers and distributors for our food products and other supplies. The cancellation of our arrangements with these suppliers or distributors or the disruption, delay or inability of these suppliers or distributors to deliver such products to our locations may adversely affect our business, results of operations and financial condition while we establish alternative distribution channels. Our current Master Services Agreement with Sysco, dated January 1, 2023 (the “Master Services Agreement”), has a three-year term and may be terminated upon the earlier of (1) 90 days written notice by either Sysco or Pinstripes for a breach by the other party of any material provision of the Master Services Agreement, unless such breach is cured within such 90 day period, (2) immediately by Sysco if Pinstripes fails to pay any amounts due to Sysco or if Sysco determines, in its sole judgment, that circumstances exist that will materially affect Pinstripes’ ability to meet its financial obligations as they come due or (3) upon not less than 60 days written notice by Sysco if it determines that certain of Pinstripes’ assumptions under the Master Services Agreement are not materially met. Our current Distribution Agreement with Edward Don, dated May 17, 2010, had an initial three-year term and is automatically renewable for successive one year periods unless either party gives the other 90 days written notice of its intent not to renew.
In addition, if our suppliers or distributors fail to comply with food safety or other laws and regulations, or face allegations of non-compliance, their operations may be disrupted. A labor strike at our suppliers or distributors could also cause their operations to be disrupted or delayed. We cannot assure you that we would be able to find replacement suppliers or distributors on commercially reasonable terms or on a timely basis, if at all.
If our suppliers or distributors are unable to fulfill their obligations under their contracts or we are unable to identify alternative sources, we could encounter supply shortages and incur higher costs, each of which could adversely affect our business, results of operations and financial condition.
Our procurement of bowling and other equipment is dependent upon a few suppliers.
Our ability to continue to procure bowling and other equipment for our existing and future locations is important to our business strategy. The number of suppliers from which we can purchase such equipment is limited. To the extent that the number of suppliers declines, we could be subject to the risk of distribution delays, pricing pressure, lack of innovation and other associated risks, which could adversely affect our business, results of operations and financial condition.
Local conditions, events, adverse weather conditions and natural disasters could adversely affect our business.
Certain of the regions in which our locations are located have been, and may in the future be, subject to adverse local conditions, events, adverse weather conditions, or natural disasters, such as earthquakes, floods and hurricanes. Depending upon its magnitude, a natural disaster could severely damage our locations, which could adversely affect our business, results of operations or financial condition. Our property and business interruption insurance may not be sufficient if there is a major disaster. In addition, upon the expiration of our current insurance policies, adequate insurance coverage may not be available at reasonable rates, or at all.

Our expansion into new markets may present increased risks due to our unfamiliarity with the area.
Some of our new locations will be situated in areas where we have little or no meaningful experience. Locations we open in new markets may take longer to reach expected sales and profit levels on a consistent basis, may be less profitable on average than our existing locations and may have higher construction, occupancy or operating costs than locations we open in existing markets. New markets may have competitive conditions, consumer tastes and discretionary spending patterns that are more difficult to predict or satisfy than our existing markets. We may need to make greater investments in advertising and promotional activity or alter our marketing strategies in new markets to build brand awareness. We may find it more difficult in new markets to hire, motivate and keep qualified employees who share our values. As a result, these new locations may be less successful or may achieve target location-level operating profit margins at a slower rate, if ever. If we do not successfully execute our plans to enter new markets or do not do so in a cost-effective manner, our business, results of operations and financial condition could be adversely affected.
As part of our growth strategy, we may pursue growing our business internationally, and the risks of doing business internationally could increase our costs, reduce our profits or disrupt our business.
As part of our growth strategy, we may pursue opening locations internationally. We currently have no international locations, and as a result, we have no experience operating our business in international markets. Our ability to expand internationally will depend on the acceptance of our dining and entertainment concept in non-U.S. markets and on the adoption of consumer trends away from traditional brick-and-mortar retailers towards experiential shopping environments in such non-U.S. markets. It will also depend on the availability of high-quality real estate in international markets and our ability to lease property on terms acceptable to us. In addition, if we expand internationally, we will become subject to the risks of doing business outside the United States, including:
•changes in foreign currency exchange rates or currency restructurings and hyperinflation or deflation in the countries in which our licensees operate;
•the imposition of restrictions on currency conversion or the transfer of funds or limitations on our ability to repatriate non-U.S. earnings in a tax effective manner;
•the presence and acceptance of varying levels of business corruption in international markets;
•the ability to comply with, or the impact of complying with, complex and changing laws, regulations and policies of foreign governments that may affect investments or operations, including foreign ownership restrictions, import and export controls, tariffs, embargoes, intellectual property, licensing requirements and regulations, increases in taxes paid and other changes in applicable tax laws;
•the difficulties involved in managing an organization doing business in many different countries;
•the ability to comply with, or the impact of complying with, complex and changing laws, regulations and economic and political policies of the U.S. government, including U.S. laws and regulations relating to economic sanctions, export controls and anti-boycott requirements;
•increases in anti-American sentiment and the identification of the licensed brand as an American brand;
•the effect of disruptions caused by severe weather, natural disasters, outbreak of disease or other events that make travel to a particular region less attractive or more difficult; and
•political and economic instability; and
•armed conflicts, such as the ongoing conflict between Russia and Ukraine and the conflict in Israel.
Any or all of these factors may adversely affect the performance of future locations in international markets. In addition, the economy of any region in which our international locations are located may be adversely affected to a greater degree than that of other areas of the country or the world by certain developments affecting industries concentrated in that region or country. While these factors and the impact of these factors are difficult to predict, any one or more of them could lower our revenues, increase our costs, reduce our profits or disrupt our business.

New locations, once opened, may not be profitable, and the performance of our existing locations may not be indicative of future results.
Our results have been, and in the future may continue to be, significantly impacted by the timing of new location openings (often dictated by factors outside of our control), including landlord and real estate developer delays, associated location pre-opening costs and operating inefficiencies, as well as changes in our geographic concentration due to the opening of new locations. Our experience has been that labor and operating costs associated with newly opened locations for the first several months of operation are generally higher than costs associated with our existing locations, both in aggregate dollars and as a percentage of locations’ sales. We may incur additional costs in new markets, particularly for labor, as well as marketing, which may impact the profitability of those locations as compared to our existing locations. Accordingly, the volume and timing of new location openings may adversely impact our business, results of operations and financial condition.
Although we target specified operating and financial metrics, new locations may not meet these targets or may take longer than anticipated to do so. Any new locations we open may not be profitable or achieve operating results similar to those of our existing locations, which could adversely affect our business, results of operations and financial condition.
Our failure to manage our growth effectively could harm our business and operating results.
Our growth plan includes the addition of a significant number of new locations. Our existing management systems, financial and management controls and information systems may not be adequate to support our planned expansion. Our ability to manage our growth effectively will require us to continue to enhance these systems, procedures and controls and to locate, hire, train and retain management and operating personnel, particularly in new markets. We may not be able to respond on a timely basis to all of the changing demands that our planned expansion will impose on management and on our existing infrastructure, or be able to hire or retain the necessary management and operating personnel, which could harm our business, financial condition or results of operations. These demands could cause us to operate our existing business less effectively, which in turn could cause a deterioration in the financial performance of our existing locations.
Our plans to open new locations, and the ongoing need for capital expenditures at our existing locations, may require additional capital.
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges or opportunities, including the need to open additional locations, develop new menu items or enhance our existing menu items, to enhance our operating infrastructure, and to satisfy the costs associated with being a public company following the completion of the Business Combination. Accordingly, we may need to engage in equity or debt financings to secure additional funds, and the amount of capital required to fund our operations may be affected by the costs and expenditures incurred pursuant to, and the net cash received upon the consummation of, the Business Combination. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, which could have a material adverse effect on our business, financial condition and results of operations.
We depend on our founder and will depend on other key personnel.
We depend on the leadership and experience of our founder and CEO, Dale Schwartz. Our development, success and growth to date has been, and we expect our future success and growth to be, highly dependent upon the personal efforts of Mr. Schwartz, and we expect our future success and growth will also be dependent on the efforts of other key employees, including individuals we hire in connection with and following the Business Combination. The loss of the services of Mr. Schwartz or any of our other key employees could adversely affect our business, results of operations and financial condition, as we may not be able to find suitable individuals to replace such personnel on a timely basis or without incurring increased costs, or at all. We do not maintain key man life insurance on Mr. Schwartz or any other key employees. We believe that our future success will depend on our continued ability to attract and retain highly skilled and qualified personnel. There is a high level of competition for experienced, successful personnel in our industry. Our inability to meet our executive staffing requirements in the future could impair our growth and harm our business.
Unionization activities could disrupt our operations and affect our profitability.
Efforts to unionize have been increasing in the restaurant and food services industry. Although none of our employees are currently covered under collective bargaining agreements, our employees may elect to be represented by labor unions in the future. If a significant number of our employees were to become unionized and collective bargaining agreement terms were significantly different from our current compensation arrangements, our business, results of operations and financial condition could be adversely affected. In addition, a labor dispute related to union organizing efforts involving some or all of our employees may harm our reputation, disrupt our operations and reduce our revenues, and resolution of disputes may increase our costs. Further, if we enter into a new market with unionized construction companies, construction and build out costs for new locations in such markets could materially increase.
Our business is subject to seasonal and quarterly fluctuations.
Our revenues are influenced by seasonal shifts in consumer spending. Typically, our average sales per location are highest in the holiday season (specifically the period from the last week of November to the second week of January) and summer and lowest in the winter and the fall (other than during the holiday season). This seasonality is due to increases in spending and private events in the holiday season, followed by continued increased activity as weather improves in the spring and summer. The fall and winter are our lowest sales seasons due to the fact that the weather is typically deteriorating and children are returning to school. However, throughout fiscal 2021, a variety of factors, including the impacts of COVID-19 on our business, government actions taken to respond to COVID-19 and to stimulate the United States’ recovery from COVID-19, and changing consumer preferences have caused fluctuations in our sales volumes that are different than our typical seasonality. Holidays, changes in the economy, severe weather and similar conditions may impact sales volumes seasonally in some operating regions. In addition, we operate on a 52- week or 53-week fiscal year ending on the last Sunday of April. In our 52-week fiscal year, the first, second and third fiscal quarters each contain twelve weeks and the fourth fiscal quarter contains sixteen weeks. In our 53-week fiscal year, the first, second and third fiscal quarters each contain twelve weeks and the fourth fiscal quarter contains seventeen weeks. In addition, year-over-year comparisons can be affected by differences in our fiscal years. As a result of these factors and the differences among our fiscal quarters, our quarterly operating results and comparable restaurant sales, as well as our key performance measures, may fluctuate significantly from quarter to quarter and our results for any one quarter are not indicative of any other quarter.
Because many of our locations are concentrated in local or regional areas, we are susceptible to economic and other trends and developments, including adverse weather conditions, in those areas.
Our financial performance is highly dependent on our locations in the Midwest and Northeast. As a result, adverse economic conditions in any of these areas could adversely affect our business, results of operations and financial condition. In addition, given our current geographic concentrations, negative publicity regarding any of our locations in these areas could adversely affect our business, results of operations and financial condition, as could other regional occurrences such as local strikes, terrorist attacks, crime, increases in energy prices, inclement weather or natural or man-made disasters. In particular, adverse weather conditions, such as regional winter storms, floods, severe thunderstorms and tornados, could negatively impact our results of operations. Temporary or prolonged location closures may occur and customer traffic may decline due to the actual or perceived effects of future weather related events.
Changes in consumer preferences and buying patterns could negatively affect our results of operations.
The success of our stores depends in large part on leased properties primarily located near high-density retail areas such as regional malls, lifestyle centers, big box shopping centers and entertainment centers. We depend on a high volume of visitors at these centers to attract customers to our locations. As demographic and economic patterns change, current locations may or may not continue to be attractive or profitable. In addition, the gaming, restaurant and events aspects of our business have varying margins, and changes in consumer behavior affect our sales mix, which may affect our results of operations. E-commerce or online shopping continues to increase and negatively impact consumer traffic at traditional “brick and mortar” retail sites located in regional malls, lifestyle centers, big box shopping centers and entertainment centers, resulting in the closure of large department stores that were once the anchor tenants of shopping malls and retail centers. We are currently seeking to capitalize on the current dislocation in the retail industry by providing an alternative for consumers seeking engaging experiences. If consumer behavior does not continue to evolve in the ways we have projected or if we otherwise are unable to accomplish our goal, our sales could be negatively affected.
Our marketing strategies and channels will evolve and may not be successful.
Pinstripes is a small but growing brand. We incur costs and expend other resources in our marketing efforts to attract and retain customers. Our marketing strategy includes public relations, digital and social media, promotions, and in-location messaging, which require less marketing spend as compared to traditional marketing programs. As the number of our locations increases, and as we expand into new markets, we expect to increase our investment in advertising and consider additional promotional activities. Accordingly, in the future, we will incur greater marketing expenditures. Some of our marketing initiatives may not be successful, and marketing efforts that may have been successful in some markets may not be as successful in others, resulting in expenses incurred without the benefit of higher revenues. While we utilize an online reservation system provider, we do not generally offer reservations through the leading third-party online reservation platforms, which may reduce awareness of our brand and necessitate additional efforts to drive customers to our locations. Additionally, some of our competitors have greater financial resources, which enable them to spend significantly more on marketing and advertising than we are able to at this time. Should our competitors increase spending on marketing and advertising or our marketing funds decrease for any reason, or should our advertising and promotions be less effective than those of our competitors, our business, results of operations and financial condition could be adversely affected.
Legislation and regulations requiring the display and provision of nutritional information for our menu offerings, and new information or attitudes regarding diet and health or adverse opinions about the health effects of consuming our menu offerings, could affect consumer preferences and negatively impact our business, financial condition and results of operations.
Government regulation and consumer eating habits may impact our business as a result of changes in attitudes regarding diet and health or new information regarding the health effects of consuming our menu offerings. These changes have resulted in, and may continue to result in, the enactment of laws and regulations that impact the ingredients and nutritional content of our menu offerings, or laws and regulations requiring us to disclose the nutritional content of our food offerings.
For example, a number of states, counties and cities have enacted menu labeling laws requiring multi-unit restaurant operators to disclose certain nutritional information to customers, or have enacted legislation restricting the use of certain types of ingredients in restaurants. Furthermore, the Patient Protection and Affordable Care Act of 2010 (the “PPACA”) establishes a uniform, federal requirement for chain restaurants with 20 or more locations operating under the same name and offering substantially the same menus to post certain nutritional information on their menus. Specifically, the PPACA amended the Federal Food, Drug and Cosmetic Act to require certain chain restaurants to publish the total number of calories of standard menu items on menus and menu boards, along with a statement that puts this calorie information in the context of a total daily calorie intake. The PPACA also requires covered restaurants to provide to consumers, upon request, a written summary of detailed nutritional information for each standard menu item, and to provide a statement on menus and menu boards about the availability of this information. The PPACA further permits the FDA to require covered restaurants to make additional nutrient disclosures, such as disclosure of trans-fat content. As we expand, we anticipate we will be become subject to the requirements of the PPACA in the near future, and an unfavorable report on, or reaction to, our menu ingredients, the size of our portions or the nutritional content of our menu items could negatively influence the demand for our offerings.
We cannot make any assurances regarding our ability to effectively respond to changes in consumer health perceptions or our ability to successfully implement the nutrient content disclosure requirements and to adapt our menu offerings to trends in eating habits. The imposition of menu-labeling laws could have an adverse effect on our results of operations and financial position, as well as the hospitality industry in general.
Our insurance may not provide adequate levels of coverage against claims.
We maintain various insurance policies for employee health, workers’ compensation, general liability and property damage. Although we believe that we maintain insurance customary for businesses of our size and type, there are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure. Additionally, our insurance policies may be insufficient to compensate us for any losses that we may incur. Any such losses could adversely affect our business, results of operations and financial condition.
If we fail to develop and implement new technology, products and services, adapt our products and services to changes in technology and marketplace requirements, or if our ongoing efforts to upgrade our technology, products and services are not successful, we could lose customers.
Our growth strategy depends in part on developing and expanding the technological capabilities of our entertainment offerings. We may be unsuccessful in expanding our technological capabilities in connection with our bowling and bocce options. In addition, we have experienced delays in implementing certain technologies into our operations, such as projection mapping and tracer technology for our bowling lanes and bocce courts, and we may face continued delays in the future. If new technologies are developed by our competitors that displace our traditional entertainment options, we may be unsuccessful in adequately responding to customer practices and we may lose customers.
We expect to rely on third parties to develop or co-develop new technology. We may not be able to enter into such relationships on attractive terms, or at all, and these relationships may not be successful. In addition, partners, some of whom may be our competitors or potential competitors, may choose to develop competing solutions on their own or with third parties.
We may engage in merger and acquisition activities, joint ventures and other strategic ventures and investments that could require significant management attention, disrupt our business, dilute stockholder value and adversely affect our results of operations.
As part of our business strategy, we may seek to engage in merger and acquisition activities, joint ventures and other strategic ventures and investments. However, we may not be able to find suitable acquisition, joint venture or other strategic venture or investment candidates and we may not be able to complete acquisitions, joint ventures or other strategic ventures or investments on favorable terms, if at all, in the future. If we do complete acquisitions, joint ventures, strategic ventures or investments, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions, joint ventures, strategic ventures or investments we complete could be viewed negatively by members or investors. In addition, any acquisition, joint venture, strategic venture, investment or business relationship may result in unforeseen operating difficulties and expenditures, particularly if we cannot retain the key personnel of an acquired company, including disrupting our ongoing operations, diverting management from their primary responsibilities, subjecting us to additional liabilities, increasing our expenses, and adversely impacting our business, financial condition and results of operations. The integration of acquisitions requires time and focus from our management team and may divert attention from the day-to-day operations of our business. We may not successfully integrate acquisitions we may make. Our business may be negatively impacted following an acquisition if we are unable to effectively manage our expanded operations. In addition, even if our operations are integrated successfully with acquired companies, we may not realize the full benefits of the acquisition, including the synergies, operating efficiencies or sales or growth opportunities that are anticipated.
Moreover, we may be exposed to unknown liabilities, and the anticipated benefits of any acquisition, joint venture, strategic venture, investment or business relationship may not be realized, if, for example, we fail to successfully integrate such acquisitions, joint ventures or strategic ventures, or the technologies or products associated with such transactions, into our company. Unforeseen negative impacts of any acquisition, joint venture, strategic venture, investment or business relationship could have a negative impact on our brands, reputation, competitive position or customer relationships, or cause a diversion of management attention. To pay for any such transactions, we may have to use cash, incur debt or issue equity securities, each of which may affect our financial condition or the value of our capital stock and could result in dilution to our stockholders. If we incur more debt, our fixed obligations will increase, and we could also subject ourselves to covenants or other restrictions that could impede our ability to manage our operations and impose restrictions on our capital raising activities, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not successfully evaluate or utilize an acquired business or technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges. Additionally, we may receive indications of interest from other parties interested in acquiring some or all of our business. The time required to evaluate such indications of interest could require significant attention from management, disrupt the ordinary functioning of our business, and could have an adverse effect on our business, financial condition, and results of operations.
Our current or future indebtedness could impair our financial condition and reduce the funds available to us for growth or other purposes. Our debt agreements impose certain operating and financial restrictions, with which failure to comply could result in an event of default that could adversely affect our business.
We have substantial indebtedness. As of January 7, 2024 and April 30, 2023, we had a total indebtedness of $71.2 million and $37.3 million, respectively under a variety of credit facilities and other instruments which include, but are not limited to, the following:
•On December 29, 2023, we borrowed $50.0 million pursuant to the Oaktree Tranche 1 Loan, which bears an interest rate per annum of 20% and matures on December 29, 2028. Under the Oaktree Tranche 1 Loan, we are subject to financial covenants, as well as to customary events of default that, if triggered, could result in acceleration of the maturity of the Oaktree Tranche 1 Loan. The Oaktree Tranche 1 Loan contains negative covenants restricting our activities, including limitations on: dispositions; mergers or acquisitions; incurring indebtedness or liens; paying dividends or redeeming stock or making other distributions; making certain investments; and engaging in certain other business transactions.
•On March 7, 2023, we borrowed $22.5 million of the $35.0 million total available under the Silverview Facility, which loan bears an interest rate per annum equal to 15%, is disbursable in two tranches and matures on June 7, 2027. On July 27, 2023, September 29, 2023, October 20, 2023 and December 29, 2023 we borrowed an additional $1.0 million, $1.5 million, $5.0 million, and $5.0 million, respectively, pursuant to the Silverview Facility. Under the Silverview Facility, we are subject to financial covenants, as well as to customary events of default that, if triggered, could result in acceleration of the maturity of the Silverview Facility. The Silverview Facility contains negative covenants restricting our activities, including limitations on: dispositions; mergers or acquisitions; incurring indebtedness or liens; paying dividends or redeeming stock or making other distributions; making certain investments; and engaging in certain other business transactions.
•On April 19, 2023, we borrowed $11.5 million under the Granite Creek Facility, which loan bears an interest rate per annum equal to 12% and matures on April 19, 2028. On July 27, 2023, we borrowed an additional $5.0 million under the Granite Creek Facility. Under the Granite Creek Facility, we are subject to customary events of default that, if triggered, could result in acceleration of the maturity of the Granite Creek Facility. The Granite Creek Facility contains negative covenants restricting our activities, including limitations on: dispositions; mergers or acquisitions; incurring indebtedness or liens; paying dividends or redeeming stock or making other distributions; making certain investments; and engaging in certain other business transactions.
•In November 2019, we entered into seven notes payable with Ascentium Capital LLC with the outstanding principal of approximately $92,000 and $127,000 as of January 7, 2024 and April 30, 2023, respectively, that all mature on November 14, 2024. The notes are payable in monthly installment payments ranging from $600 and $800, including interest at the fixed rate of 8.5% as of each of July 23, 2023, April 30, 2023, April 24, 2022 and April 25, 2021.
See Note 5 to our unaudited condensed consolidated financial statements of Pinstripes included elsewhere in this Form 10-Q for further information related to our indebtedness.
In connection with the consummation of the Business Combination, we pursued debt financing and did not consummate a PIPE financing, as originally contemplated by the BCA. In addition, the substantial majority of the funds remaining in the Banyan trust account were redeemed in connection with the Special Meeting. Pinstripes waived the minimum cash condition contained in the Business Combination Agreement and instead closed the Oaktree Tranche 1 Loan and borrowed an additional $5.0 million under the Silverview Facility on December 29, 2023. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for further information related to the Oaktree Tranche 1 Loan and the increased Silverview Facility.. Following the closing of the Business Combination, we had a total net indebtedness of $71.2 million, which represents a substantial increase in our indebtedness. We may seek additional debt financing as needed to support our business and pursue our growth strategy, subject to the restrictions contained in our existing debt facilities.
Our level of debt could have important consequences, including making it more difficult for us to satisfy our obligations with respect to our debt, limiting our ability to obtain additional financing to fund future working capital, capital expenditures, investments or acquisitions or other general corporate requirements, requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, investments or acquisitions and other general corporate purposes, increasing our vulnerability to adverse changes in general economic, industry and competitive conditions, exposing us to the risk of increased interest rates, limiting our flexibility in planning for, and reacting to, changes in the industries in which we compete, placing us at a disadvantage compared to other, less leveraged competitors, increasing our cost of borrowing and hampering our ability to execute on our growth strategy.
If we cannot make scheduled payments on our debt, or if we breach any of the covenants in our debt agreements, we will be in default and, as a result, our lenders could declare all outstanding principal and interest to be due and payable, could terminate their commitments to lend us money and foreclose against the assets securing our borrowings, and we could be forced into bankruptcy or liquidation.
Our management has identified material weaknesses in its internal control over financial reporting and may identify additional material weaknesses in the future. If we fail to remediate the material weaknesses or if we otherwise fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results may be affected, and such failure may adversely affect investor confidence and business operations.
In connection with the audits of Pinstripes’ financial statements for the years ended April 30, 2023, April 24, 2022 and April 25, 2021, material weaknesses in Pinstripes’ internal control over financial reporting were identified in relation to (i) our financial statement close process, (ii) our lease accounting processes and (iii) the maintenance and accuracy of our outstanding equity information and accounting for stock based compensation. The material weakness related to our financial statement close process resulted from a lack of adequate policies, procedures, controls and sufficient technical accounting personnel to appropriately analyze, record, and disclose accounting matters for routine and non-routine transactions timely and accurately. This material weakness contributed to the material weakness related to our lease accounting process, which related to the design of the controls relating to the identification and assessment of lease agreement terms and conditions, assessment of lease modifications and related accounting treatment as well as to the material weakness related to the design of controls in respect of issuing, tracking, and maintaining accurate ledgers as to authorized, issued and outstanding shares, and warrants and calculations of stock based compensation. This resulted in errors in our accounting records related to our lease obligations, occupancy costs, right of use assets and related financial statement disclosures, along with errors in share capital amounts and stock based compensation, all of which were corrected in connection with the issuance of the consolidated audited financial statements of Pinstripes for fiscal year 2023.
The identified material weaknesses, if not corrected, could result in a material misstatement to Pinstripes’ consolidated financial statements that may not be prevented or detected. Given that Pinstripes operated as a private company prior to the Business Combination, it did not have the necessary formalized processes to effectively implement review controls within its internal control over financial reporting.
Regulatory and Legal Risks
We are subject to many federal, state and local laws with which compliance is both costly and complex.
As a dining and entertainment business, we are subject to extensive federal, state and local laws and regulations, including health care legislation, building and zoning requirements and laws and regulations relating to the preparation and sale of food. Such laws and regulations are subject to change from time to time. The failure to comply with these laws and regulations could adversely affect our operating results. Typically, licenses, permits and approvals under such laws and regulations must be renewed annually and may be revoked, suspended or denied renewal for cause at any time if governmental authorities determine that our conduct violates applicable regulations. During the COVID-19 pandemic, the timeline for obtaining licenses and permits increased significantly. Difficulties or failure to maintain or obtain the required licenses, permits and approvals could adversely affect our existing locations and delay or result in our decision to cancel the opening of new locations, which would adversely affect our business, results of operations and financial condition.
The development and operation of locations depend, to a significant extent, on the selection of suitable sites, which are subject to zoning, land use, environmental, traffic and other regulations and requirements. We are also subject to licensing and regulation by state and local authorities relating to health, sanitation, safety and fire standards.
We are subject to the Americans with Disabilities Act (the “ADA”), which, among other things, requires our locations to meet federally mandated requirements for the disabled. The ADA prohibits discrimination in employment and public accommodations on the basis of disability. Under the ADA, we could be required to expend funds to design or modify our locations to provide service to, or make reasonable accommodations for the employment of, disabled persons. We are also subject to the Fair Labor Standards Act, the Immigration Reform and Control Act of 1986 and various federal and state laws governing such matters as minimum wages, overtime, unemployment tax rates, workers’ compensation rates, citizenship requirements and other working conditions. In California, we are subject to the Private Attorneys General Act, which authorizes employees to file lawsuits to recover civil penalties on behalf of themselves, other employees and the State of California for labor code violations.
The impact of current laws and regulations, the effect of future changes in laws or regulations that impose additional requirements and the consequences of litigation relating to current or future laws and regulations, or our inability to respond effectively to significant regulatory or public policy issues, could increase our compliance and other costs of doing business and, therefore, could adversely affect our business, results of operations and financial condition. Failure to comply with the laws and regulatory requirements of federal, state and local authorities could result in, among other things, revocation of required licenses, administrative enforcement actions, fines and civil and criminal liability. Compliance with all of these laws and regulations can be costly and can increase our exposure to litigation or governmental investigations or proceedings.
Our business is subject to risks related to our sale of alcoholic beverages.
We currently serve alcoholic beverages at all of our locations. Alcoholic beverage control regulations generally require our locations to apply to a state authority and, in certain locations, county or municipal authorities for a license that must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of daily operations of our locations, including minimum age of patrons and employees, hours of operation, advertising, trade practices, wholesale purchasing, other relationships with alcohol manufacturers, wholesalers and distributors, inventory control and handling, storage and dispensing of alcoholic beverages. Any future failure to comply with these regulations and obtain or retain licenses could adversely affect our business, results of operations and financial condition.
We are also subject in certain states to “dram shop” statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Litigation against restaurant chains has resulted in significant judgments and settlements under dram shop statutes. Because these cases often seek punitive damages, which may not be covered by insurance, such litigation could adversely affect our business, results of operations and financial condition. A judgment significantly in excess of our insurance coverage or not covered by insurance could adversely affect our business, results of operations and financial condition.
Higher health care costs and labor costs could adversely affect our business, results of operations and financial condition.
Pursuant to the PPACA, we are required to provide affordable coverage, as defined in the PPACA, to all employees or otherwise be subject to a payment per employee based on the affordability criteria in the PPACA. Additionally, some states and localities have passed state and local laws mandating the provision of certain levels of health benefits by some employers. Increased health care and insurance costs could adversely affect our business, results of operations and financial condition. In addition, changes in federal or state workplace regulations could adversely affect our business, results of operations and financial condition.
We have a substantial number of hourly employees who are paid wage rates at or based on the applicable federal or state minimum wage and increases in the minimum wage will increase our labor costs and the labor costs of our franchisees. Additionally, we operate in states and localities where the minimum wage is significantly higher than the federal minimum wage and in such areas our staff members receive minimum compensation equal to the state’s or locality’s minimum wage. In other geographic areas, some of our staff members may be paid a tip credit wage that is supplemented by gratuities received from our customers. We rely on our employees to accurately disclose the full amount of their tip income, and we base our Federal Insurance Contributions Act tax reporting on the disclosures provided to us by such employees. Increases in the tip credit minimum wage in these states or localities, or under federal law, may have a material adverse effect on our labor costs, and our financial performance. Increases in federal or state minimum wage may also result in increases in the wage rates paid for non-minimum wage positions. We may be unable to increase our menu prices in order to pass future increased labor costs on to our customers, in which case our operating margins would be negatively affected. If menu prices are increased by us or our franchisees to cover increased labor costs, the higher prices could adversely affect demand for our menu items, resulting in lower sales and decreased franchise revenues.
Various other federal and state labor laws govern our relationships with our employees and affect operating costs. These laws govern matters such as employee classifications as exempt or non-exempt, unemployment tax rates, workers’ compensation rates, overtime, family leave, safety standards, payroll taxes, minimum wage requirements, predictive and/or advanced scheduling requirements, citizenship requirements and other wage and benefit requirements for employees classified as non-exempt. Complying with these laws and regulations subjects us to substantial expense and non-compliance could expose us to significant liabilities. In the event of legal challenges to our compliance with these laws, we could incur legal costs to defend, and we could suffer losses from such challenges, and the amount of potential losses or costs could be significant. In addition, several states and localities in which we operate and the federal government have, from time to time, enacted minimum wage increases, changes to eligibility for overtime pay, paid sick leave and mandatory vacation accruals, and similar requirements. These changes have increased our labor costs and may have a further negative impact on our labor costs in the future. See the risk factor entitled “Changes in the cost of labor could harm our business” for further information.
Failure to comply with environmental laws, particularly regarding waste management, may negatively affect our business.
We are subject to various federal, state and local laws and regulations concerning waste minimization, recyclables, disposal, pollution, protection of the environment and the presence, discharge, storage, handling, release and disposal of, and exposure to, hazardous or toxic substances.
These environmental laws, which typically vary significantly at the local level, provide for significant fines and penalties for noncompliance and liabilities for remediation, sometimes without regard to whether the owner or operator of the property knew of, or was responsible for, the release or presence of hazardous or toxic substances. Compliance with these regulations become increasingly more complicated as we expand into additional markets. Particularly in light of our focus on environmental sustainability and social impact, environmental conditions relating to releases of hazardous substances at a prior, existing or future restaurant could have an adverse effect on our brand and reputation, business, financial condition and results of operations. Further, environmental laws, and the administration, interpretation, and enforcement thereof, are subject to change and may become more stringent in the future, each of which could make our waste management more complex and have an adverse effect on our business, financial condition, and results of operations.
We rely heavily on information technology, and any material failure, weakness, interruption or breach of security could prevent us from effectively operating our business.
We rely heavily on information systems, including point-of-sale processing in our locations, for management of our supply chain, accounting, payment of obligations, collection of cash, credit and debit card transactions and other processes and procedures. Our ability to efficiently and effectively manage our business depends significantly on the reliability and capacity of these systems. Our operations depend upon our ability to manage and protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, security vulnerabilities, viruses and other disruptive problems. The failure of these systems to operate effectively, maintenance problems, delays in or failure to remediate technical or security issues or vulnerabilities, upgrading or transitioning to new platforms, expanding our systems as we grow or a breach in security of these systems could result in interruptions to or delays in our business and customer service, reduce efficiency in our operations, and/or regulatory investigations or action and litigation. If our information technology systems fail, or if our business interruption insurance does not sufficiently compensate us for any losses that we may incur, our revenues and profits could be reduced and the reputation of our brand and our business could be materially adversely affected. In addition, remediation of such problems could result in significant, unplanned capital investments or changes to our operations.
Security breaches of confidential customer information, in connection with our electronic processing of credit and debit card transactions or otherwise, or confidential employee information, may adversely affect our business, results of operations and financial condition.
Our business requires the collection, transmission and retention of large volumes of customer and employee data, including credit and debit card numbers and other personally identifiable information, in various information technology systems that are maintained by third parties with whom we contract to provide services. The integrity and protection of that customer and employee data is critical to us. Further, our customers and employees have a high expectation that we and our service providers will adequately protect their personal information.
The information, security and privacy requirements imposed by governmental regulation and industry standards are increasingly demanding and rapidly changing. We need to make additional investments of capital, resources and time in order to satisfy existing requirements or changing requirements and customer and employee expectations. Even after we make such investments, our systems, policies and processes may not be able to satisfy existing requirements or changing requirements and customer and employee expectations. Efforts to hack or breach security measures, failures of systems or software to operate as designed or intended, delays in or failure to remediate technical or security issues or vulnerabilities, viruses and malware, security vulnerabilities in systems or processes, operator error or inadvertent releases of data may all threaten our and our service provider’s information systems and records. A breach in the security of our information technology systems or those of our service providers could lead to an interruption in the operation of our systems or exposure of our proprietary data, including personal information, resulting in operational inefficiencies, legal obligations, and a loss of revenues or profits. Additionally, a significant theft, loss or misappropriation of, or access to, customers’ or other proprietary data or other breach of our information technology systems could result in fines, legal claims from customers and employees and other legal proceedings, including regulatory investigations and actions, and liability for failure to comply with privacy and information security laws or industry standards, which could disrupt our operations and damage our reputation and otherwise adversely affect our business, results of operations and financial condition.
We may not be able to adequately protect our intellectual property, which, in turn, could harm the value of our brands and adversely affect our business, results of operations and financial condition.
Our ability to implement our business plan successfully depends in part on our ability to further build brand recognition using our trademarks, service marks, proprietary products and other intellectual property, including our name and logos and the unique character and atmosphere of our locations. We rely on trademark and trade secret laws, as well as license agreements, to protect our intellectual property. Nevertheless, our competitors may develop similar menu items and concepts, and adequate remedies may not be available in the event of an unauthorized use or disclosure of our trade secrets and other intellectual property.

The success of our business depends on our continued ability to use our existing trademarks and service marks to increase brand awareness and further develop our brand in domestic markets. We have registered and applied to register trademarks and service marks in the United States. We may not be able to adequately protect our trademarks and service marks, and our competitors and others may successfully challenge the validity and/or enforceability of our trademarks and service marks and other intellectual property. The steps we have taken to protect our intellectual property may not be adequate.
If our efforts to maintain and protect our intellectual property are inadequate, or if any third party misappropriates, dilutes or infringes on our intellectual property, the value of our brand may be harmed, which could have a material adverse effect on our business and might prevent our brand from achieving or maintaining market acceptance.
From time to time, we may also be required to institute litigation to enforce our trademarks, service marks and other intellectual property. Such litigation could result in substantial costs and diversion of resources and could negatively affect our sales, profitability and prospects regardless of whether we are able to successfully enforce our intellectual property rights.
Third parties may also assert that we infringe, misappropriate or otherwise violate their intellectual property and may sue us for intellectual property infringement. Even if we are successful in defending ourselves in any such proceedings, we may incur substantial costs, and the time and attention of our management and other personnel may be diverted in pursuing these proceedings. If a court finds that we infringe a third party’s intellectual property, we may be required to pay damages and/or be subject to an injunction. With respect to any third party intellectual property that we use or wish to use in our business (whether or not asserted against us in litigation), we may not be able to enter into licensing or other arrangements with the owner of such intellectual property at a reasonable cost or on reasonable terms.
Changes to estimates related to our property, fixtures and equipment or operating results that are lower than our current estimates at certain locations may cause us to incur impairment charges on certain long-lived assets, which may adversely affect our business, results of operations and financial condition.
In accordance with accounting guidance as it relates to the impairment of long-lived assets, such as property and equipment and operating right-of use assets with definitive lives, we make certain estimates and projections with regard to individual location operations, as well as our overall performance, in connection with our impairment analyses for long-lived assets. The determination of related estimated useful lives and whether these long-lived assets have been impaired involves significant judgment and subjective assessments, including as to our future business performance, and is subject to factors and events over which we have no control. If an impairment indicator is deemed to exist for any location, the sum of the location’s estimated undiscounted cash flows expected to be generated by the location’s asset group would be compared to its carrying value. If the location’s carrying value exceeds its estimated undiscounted cash flows, an impairment charge is recognized in the amount by which the carrying value of the location’s asset group exceeds its fair value using the cost and income approach based on the current condition of the assets. If actual results differ from our estimated undiscounted cash flows, additional charges for long-lived asset impairments may be required in the future. For the year ended April 30, 2023, we recorded non-cash long-lived asset impairments of $2.4 million for property and equipment at a certain location. There can be no assurance that we will not record further impairment charges in future periods. If future impairment charges are significant, our reported operating results would be adversely affected.
Fluctuations in our tax obligations and effective tax rate and realization of our deferred tax assets may result in volatility of our operating results.
We are subject to income taxes federally and in various states. We record tax expense based on our estimates of future payments, which may include reserves for uncertain tax positions in multiple tax jurisdictions, and valuation allowances related to certain net deferred tax assets. At any one time, many tax years may be subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. We expect that throughout the year there could be ongoing variability in our quarterly tax rates as events occur and exposures are evaluated.
In addition, our effective tax rate in a given financial statement period may be materially impacted by a variety of factors including but not limited to changes in the mix and level of earnings, varying tax rates in the different jurisdictions in which we operate, fluctuations in the valuation allowance or by changes to existing accounting rules or regulations.
The U.S. government may enact significant changes to the taxation of business entities including, among others, an increase in the corporate income tax rate and the imposition of minimum taxes or surtaxes on certain types of income. No specific United States tax legislation has been proposed at this time and the likelihood of these changes being enacted or implemented is unclear. We are currently unable to predict whether such changes will occur. If such changes are enacted or implemented, we are currently unable to predict the ultimate impact on our business.
Businesses in our industry have been the target of class action lawsuits and other proceedings that are costly, divert management attention and, if successful, could result in our payment of substantial damages or settlement costs.
Our business is subject to the risk of litigation by employees, customers, suppliers, stockholders or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. The outcome of litigation, particularly class action and regulatory actions, is difficult to assess or quantify. In past years, restaurant companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state laws regarding workplace and employment matters, discrimination and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits have been instituted from time to time alleging violations of various federal and state wage and hour laws regarding, among other things, employee meal deductions, overtime eligibility of assistant managers and failure to pay for all hours worked. While we have not been a party to any of these types of lawsuits in the past five years, there can be no assurance that we will not be named in any such lawsuit in the future or that we would not be required to pay substantial expenses and/or damages.
In the future, our customers may file complaints or lawsuits against us alleging that we are responsible for some illness or injury they suffered at or after a visit to one of our locations, including actions seeking damages resulting from food-borne illness, accidents in our locations or dram shop claims. We may also be subject to a variety of other claims from third parties arising in the ordinary course of our business, including contract claims.
Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and money away from our operations. In addition, they may generate negative publicity, which could reduce customer traffic and location sales. Although we maintain what we believe to be adequate levels of insurance, insurance may not be available at all or in sufficient amounts to cover any liabilities with respect to these or other matters. A judgment or other liability in excess of our insurance coverage for any claims or any adverse publicity resulting from claims could adversely affect our business, results of operations and financial condition.
Customer complaints or litigation on behalf of our customers or employees may adversely affect our business, results of operations or financial condition.
Our business may be adversely affected by legal or governmental proceedings brought by or on behalf of our customers or employees. In recent years, a number of restaurant companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace and employment matters, discrimination and similar matters, and a number of these lawsuits have resulted in the payment of substantial damages by the defendants. We could also face potential liability if we are found to have misclassified certain employees as exempt from the overtime requirements of the federal Fair Labor Standards Act and state labor laws. We have had from time to time such lawsuits pending against us.
Our procurement of new games and amusement and entertainment offerings is contingent upon availability, and in some instances, our ability to obtain licensing rights.
Our ability to continue to procure new games, amusement and entertainment offerings, and other entertainment-related equipment is important to our business strategy. The number of suppliers from which we can purchase games, amusement offerings and other entertainment-related equipment is limited. To the extent the number of suppliers declines, we could be subject to the risk of distribution delays, pricing pressure, lack of innovation and other associated risks. We may not be able to anticipate and react to changing amusement offerings cost by adjusting purchasing practices or game prices, and a failure to do so could have a material adverse effect on our operating results. In addition, any decrease in availability of new amusement offerings that appeal to guests could lead to decreases in revenues as guests negatively react to lack of new game options.
Our ability to develop future offerings is dependent on, among other things, obtaining rights to compelling game content and developing new amusement offerings that are accepted by our guests. There is no guarantee that additional licensing rights will be obtained by us or that our guests will accept the future offerings that we develop. The result could be increased expenses without increased revenues putting downward pressure on our results of operations and financial performance.

We face potential liability with our gift cards under the property laws of some states.
Our gift cards, which may be used to purchase bowling, bocce, food, beverages and merchandise credits in our locations, may be considered stored value cards. Certain states include gift cards under their abandoned and unclaimed property laws and require companies to remit to the state cash in an amount equal to all or a designated portion of the unredeemed balance on the gift cards based on certain card attributes and the length of time that the cards are inactive. To date we have not remitted any amounts relating to unredeemed gift cards to states based upon our assessment of applicable laws.
The analysis of the potential application of the abandoned and unclaimed property laws to our gift cards is complex, involving an analysis of constitutional, statutory provisions and factual issues. In the event that one or more states change their existing abandoned and unclaimed property laws or successfully challenge our position on the application of its abandoned and unclaimed property laws to our gift cards, our liabilities with respect to unredeemed gift cards may be materially higher than the amounts shown in our financial statements. If we are required to materially increase the estimated liability recorded in our financial statements with respect to unredeemed gift cards, our net income could be materially and adversely affected.
Risks Related to Our Company and Our Organizational Structure
Pursuant to the Director Designation Agreement, Dale Schwartz, our Chairman and Chief Executive Officer, has the right to designate a specified number of directors (initially four of seven) to Pinstripes’ Board and will retain certain other governance rights so long as he continues to beneficially own a certain number of shares of Pinstripes Class A Common Stock, and his interests may conflict with ours or our stockholders’ in the future.
Following consummation of the Business Combination, Mr. Schwartz holds approximately 24.3% of the Pinstripes Class A Common Stock and approximately 25.1% of the total voting power of Pinstripes capital stock. Pursuant to the Director Designation Agreement, Mr. Schwartz was granted certain rights to designate directors to be nominated for election by holders of the Pinstripes Class A Common Stock. For so long as certain criteria in the Director Designation Agreement are satisfied, Mr. Schwartz has the right to designate up to four (4) directors to Pinstripes’ Board, representing a majority of the Pinstripes’ Board. Mr. Schwartz also has the right to remove directors he designates to Pinstripes’ Board. Further, Mr. Schwartz has the right to designate a majority of the members of each committee of Pinstripes’ Board for so long as Mr. Schwartz has the ability to designate at least four (4) individuals for nomination to Pinstripes’ Board. At all other times that Mr. Schwartz has the ability to designate at least one (1) individual for nomination to Pinstripes’ Board, Mr. Schwartz has the ability to designate at least one-third (1/3), but in no event fewer than one (1), of the members of each committee. Pursuant to the Director Designation Agreement, Pinstripes will not increase or decrease the size of Pinstripes’ Board or amend or adopt new organizational documents, corporate policies or committee charters that might reasonably be deemed to adversely affect any of Mr. Schwartz’s rights under the Director Designation Agreement without the consent of Mr. Schwartz, so long as Mr. Schwartz has the ability to designate at least one (1) individual for nomination to Pinstripes’ Board. For further discussion see the section entitled “Related Party Transactions — Director Designation Agreement”.
By virtue of his voting power and director designation rights, Mr. Schwartz has the power to significantly influence our business and affairs, including the election of our directors and amendments to our Second Amended and Restated Certificate of Incorporation of the Company (the “Charter”) and Amended and Restated Bylaws of the Company, in effect following the Business Combination (the “Bylaws”). Mr. Schwartz’s influence over our business and affairs may not be consistent with the interests of some or all of our other stockholders and might negatively affect the market price of the Pinstripes Class A Common Stock.
Delaware law, the Charter and the Bylaws contain certain provisions, including anti-takeover provisions, that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.
Provisions of the Charter and the Bylaws, as well as provisions of Delaware law, could discourage, delay or prevent a merger, acquisition or other change in control of Pinstripes, even if such change in control would be beneficial to our stockholders. These provisions could also limit the price that investors might be willing to pay in the future for shares of our Common Stock, and therefore depress the trading price of Pinstripes Class A Common Stock. Among other things, the Charter and the Bylaws include provisions regarding:
•authorizing the issuance of “blank check” preferred stock that could be issued by Pinstripes’ Board to increase the number of outstanding shares and thwart a takeover attempt;
•establishing a classified board of directors so that not all members of Pinstripes’ Board are elected at one time;

•the removal of directors only for cause and only by the affirmative vote of holders of 66 2∕3% of the voting power of all then outstanding shares of capital stock of Pinstripes;
•prohibiting the use of cumulative voting for the election of directors;
•denying the stockholders the ability to call special meetings;
•the limitation of the liability of, and the indemnification of, the directors and officers of Pinstripes;
•requiring the affirmative vote of holders of 66 2∕3% of the voting power of all then outstanding shares of capital stock of Pinstripes to amend the Bylaws and specified sections of the Charter;
•requiring all stockholder actions to be taken at a meeting of our stockholders; and
•establishing advance notice requirements for nominations for election to Pinstripes’ Board or for proposing matters that can be acted upon by stockholders at stockholder meetings.
These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and cause us to take other corporate actions you desire. In addition, because Pinstripes’ Board is responsible for appointing the members of Pinstripes’ management team, these provisions could in turn affect any attempt by our stockholders to replace current members of the Pinstripes Holdings’ management team.
In addition, Section 203 of the DGCL, to which we will be subject, prohibits us, except under specified circumstances, from engaging in any mergers, significant sales of stock or assets or business combinations with any stockholder or group of stockholders who owns at least 15% of our Common Stock.
The Charter limits director and officer liability and provides for director and officer indemnification.
The Charter limits the liability of directors and officers to the maximum extent permitted by Delaware law. Delaware law provides that directors and officers of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors or officers, except for liability for any:
•breach of their duty of loyalty to Pinstripes or its stockholders;
•act or omission not in good faith or that involve intentional misconduct or a knowing violation of law;
•unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the DGCL; or
•transactions for which the directors derived an improper personal benefit.
These limitations of liability do not apply to liabilities arising under the federal or state securities laws and do not affect the availability of equitable remedies such as injunctive relief or rescission. The Charter and the Bylaws provide that Pinstripes will indemnify its directors and officers to the fullest extent permitted by law. The Charter also provides that Pinstripes is obligated to advance expenses incurred by a director or officer in advance of the final disposition of any action or proceeding. The limitation of liability in the Charter and Bylaws may discourage stockholders from bringing a lawsuit against directors and officers for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against directors and officers, even though an action, if successful, might provide a benefit to us and our stockholders. Pinstripes’ results of operations and financial condition may be harmed to the extent Pinstripes pays the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions.
We are an “emerging growth company” and a “smaller reporting company” and are able to avail ourselves of reduced disclosure requirements applicable to emerging growth companies or smaller reporting companies, which could make the Pinstripes Class A Common Stock less attractive to investors.
Pinstripes Holdings is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Pinstripes has in this Quarterly Report taken advantage of, and Pinstripes plans in future filings with the SEC to continue to take advantage of, certain exemptions from various reporting requirements that are applicable to public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of certain golden parachute payments. As a result, Pinstripes’

stockholders may not have access to certain information they may deem important. We cannot predict if investors will find the Pinstripes Class A Common Stock less attractive because we may rely on these exemptions. If some investors find the Pinstripes Class A Common Stock less attractive as a result, there may be a less active trading market for the Pinstripes Class A Common Stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company.
In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Banyan did not elect to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, Pinstripes, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of Pinstripes’ financial statements with another public company which is not an emerging growth company or is an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.
Pinstripes will remain an “emerging growth company” until the earlier of (1) the last day of the first fiscal year (a) following the fifth anniversary of the completion of Banyan’s initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of the Pinstripes Class A Common Stock that is held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter, and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period.
Additionally, Pinstripes is a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our Common Stock held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter and our annual revenues equaled or exceeded $100 million during such completed fiscal year, or (2) the market value of our Common Stock held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter. This may also make comparison of us with other public companies more difficult.
We may issue shares of preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect holders of the Pinstripes Class A Common Stock, which could depress the price of the Pinstripes Class A Common Stock.
Our Charter authorizes us to issue one or more series of preferred stock. Pinstripes’ Board has the authority to determine the preferences, limitations and relative rights of the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our stockholders. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of the Pinstripes Class A Common Stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discourage bids for the Pinstripes Class A Common Stock at a premium to the market price and materially and adversely affect the market price and the voting and other rights of the holders of the Pinstripes Class A Common Stock.
We will incur increased costs as a result of becoming a public company and in the administration of our organizational structure.
We will incur significant legal, accounting, insurance and other expenses that Pinstripes did not incur as a private company, including costs associated with public company reporting requirements, and these expenses may increase even more after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act, including the requirements of Section 404, as well as the rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder and the Public Company Accounting Oversight Board (the “PCAOB”) as well as the listing standards of the New York Stock Exchange (the “NYSE”), impose additional reporting and other obligations on public companies. Compliance with public company requirements has increased costs and made certain activities more time-consuming. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing as SEC reporting requirements continue to increase. For example, the SEC recently finalized rules that have increased reporting requirements with respect to cybersecurity, insider trading and 10b5-1 trading plans. We expect our compliance with these rules and regulations to increase our legal and financial costs and make some activities more time-consuming and costly. In estimating these costs, we took into account expenses related to insurance, legal, accounting and compliance activities, as well as other expenses not currently incurred. Changes in these laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on Pinstripes’ Board or our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to the delisting of the Pinstripes Class A Common Stock, fines, sanctions and other regulatory action and potentially civil litigation.
We may not be able to timely and effectively implement controls and procedures required by Section 404 of the Sarbanes-Oxley Act, which is applicable to us after the Business Combination and the transactions related thereto are consummated.
As a public company, Pinstripes is required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting. To comply with the requirements of being a public company, Pinstripes is required to provide attestation on internal controls, and we may need to undertake various actions, such as implementing additional internal controls and procedures and hiring additional accounting or internal audit staff. The standards required for a public company under Section 404 of the Sarbanes-Oxley Act are significantly more stringent than those that were required of Pinstripes when it was a privately held company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements. If we are not able to implement the additional requirements of Section 404 in a timely manner or with adequate compliance, we may not be able to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our securities. Further, as an “emerging growth company,” our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404 until the date we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event that it is not satisfied with the level at which the controls of Pinstripes are documented, designed or operating.
Pinstripes’ stockholders may be required to bring certain actions or proceedings relating to us in the Delaware Court of Chancery and certain actions asserting claims arising under the Securities Act in the federal district courts of the United States.
Our Charter requires that, unless Pinstripes consents in writing to an alternative forum, that the Delaware Court of Chancery be the sole and exclusive forum for: (1) derivative actions or proceedings brought on behalf of us; (2) actions asserting a claim of fiduciary duty owed by any of our directors, officers or employees to us or our stockholders; (3) civil actions to interpret, apply, enforce or determine the validity of our certificate of incorporation or bylaws; or (4) actions asserting a claim governed by the internal affairs doctrine. Under our Charter, if the Delaware Court of Chancery lacks jurisdiction over any of the foregoing actions or proceedings, then the sole and exclusive forum for such actions or proceedings will be another state or federal court located in the State of Delaware, as long as such court has jurisdiction over the parties. Because these Delaware forum provisions require our stockholders to bring certain types of actions and proceedings relating to Delaware law in the Delaware Court of Chancery or another state or federal court located in the State of Delaware, they may prevent our stockholders from bringing such actions or proceedings in another court that a stockholder may view as more convenient, cost-effective or advantageous to the stockholder or the claims made in such action or proceeding, or may discourage them from bringing such actions or proceedings.
In addition, pursuant to our Charter, unless Pinstripes consents in writing to an alternative forum, the U.S. federal district courts will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for any action asserting a claim arising under the Securities Act. This forum provision prevents our stockholders from bringing claims arising under the Securities Act in state court, which court our stockholders may view as more convenient, cost effective or advantageous to the claims made in such action and therefore may discourage such actions. While the Delaware Supreme Court has recently upheld provisions of the certificates of incorporation of other Delaware corporations that are similar to this forum provision and courts in California and New York have also upheld similar exclusive forum provisions, there is currently a circuit split as to whether exclusive forum provisions requiring derivative litigation to be filed in the Delaware Court of Chancery could foreclose a derivative suit alleging a violation of the Exchange Act.
Neither the Delaware nor the Securities Act forum provisions are intended by us to limit the forums available to our stockholders for actions or proceedings asserting claims arising under the Exchange Act, which are already limited to the federal courts of the United States pursuant to the Exchange Act.

Members of Pinstripes’ management team have no or limited experience in operating a public company.
Members of Pinstripes’ leadership team have no or limited experience in the management of a publicly traded company. Pinstripes’ management team may not successfully or effectively manage its transition to a public company that is subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that an increasing amount of their time may be devoted to these activities, resulting in less time being devoted to the management and growth of Pinstripes. Pinstripes will likely be required to expand its employee base and hire additional employees to support its operations as a public company which will increase its operating costs in future periods.
Our new independent auditing firm may interpret accounting rules differently than our old independent auditing firm.
In January 2024, we dismissed our prior independent accounting firm and engaged a new one to serve in that role. Consequently, our new independent auditor will be reviewing and auditing our financial reporting in the future. Given the complexities of public-company accounting rules and the differences in how those rules are interpreted by various accounting firms, it is possible that our new independent auditor will require us to characterize certain transactions and/or present financial data differently than was approved by our former auditor. Similarly, it is possible that our new auditor will disagree with the way we have presented financial results in prior periods, in which case we may be required to restate those financial results. In either case, these changes could negatively impact our future financial results and/or previously reported financial results, could subject us to the expense and other consequences of restating our prior financial statements, and could lead to government investigation and/or stockholder litigation.
Risks Related to the Ownership of our Securities
There can be no assurance that we will be able to comply with the continued listing standards of the NYSE, which could result in the delisting of our securities, limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
The Pinstripes Class A Common Stock and the warrants sold as part of the units in the IPO (whether they were purchased in the initial public offering or thereafter in the open market) (the “Public Warrants”) are currently listed on the NYSE under the symbol “PNST” and the “PNST WS,” respectively.
If we were to fail to meet the continued listing requirements of the NYSE or another national stock exchange, Pinstripes and its stockholders could face significant material adverse consequences, including:
•a limited availability of market quotations for our securities;
•reduced liquidity for our securities;
•a determination that the Pinstripes Class A Common Stock is a “penny stock,” which would require brokers trading in the Pinstripes Class A Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•a limited amount of news and analyst coverage; and
•a decreased ability to issue additional securities or obtain additional financing in the future.
We cannot assure you that an active trading market for the Pinstripes Class A Common Stock will develop or be sustained after the closing of the Business Combination.
We cannot assure you that an active trading market for the Pinstripes Class A Common Stock will develop or be sustained after the closing of the Business Combination. If an active market does not develop, stockholders may have difficulty selling any shares of the Pinstripes Class A Common Stock. This risk has been exacerbated in connection with the high level of redemptions of shares of Class A Common Stock, par value $0.0001 per share, of Banyan (the “Banyan Class A Common Stock”) in connection with the meeting on December 21, 2023, Banyan held to approve certain amendments to their charter and further exacerbated by the redemptions of public shares in connection with the closing of the Business Combination, which led to a significantly reduced number of public stockholders holding Pinstripes securities subsequent to the closing of the Business Combination.

If securities analysts do not publish research or reports about our business or if they publish negative evaluations of the Pinstripes Class A Common Stock, the price of the Pinstripes Class A Common Stock could decline.
The trading market for the Pinstripes Class A Common Stock will rely in part on the research and reports that industry or financial analysts publish about Pinstripes. We do not currently have and may never obtain research coverage by industry or financial analysts. If no or few analysts commence coverage of Pinstripes, the trading price of our stock would likely decrease. Even if we do obtain analyst coverage, if one or more of the analysts covering our business downgrade their evaluations of our stock, the price of the Pinstripes Class A Common Stock could decline. If one or more of these analysts cease to cover the Pinstripes Class A Common Stock, we could lose visibility in the market for our stock, which in turn could cause the Pinstripes Class A Common Stock price to decline.
If Pinstripes’ operating and financial performance in any given period does not meet the guidance that we provide to the public, our stock price may decline.
We have provided, and may in the future, provide public guidance on our expected operating and financial results for future periods. For example, in connection with the Business Combination, we provided projected financial and operating information which reflected estimates of future performance of our legacy locations, the opening dates of new locations and their anticipated performance, that we will continue to execute with our current team, while also adding certain key hires, and that we have incurred and will continue to incur additional costs in connection with being a public company. Such projected financial information was the basis for the 4,000,000 shares designated as Pinstripes Class B-3 Common Stock, which shares are subject to the vesting and forfeiture conditions on transfer set forth in the Charter. Any such guidance is comprised of forward-looking statements subject to the risks and uncertainties described in this Quarterly Report on Form 10-Q and in our other public filings and public statements. Our actual results may not always be in line with or exceed any guidance we have provided, especially in times of economic uncertainty. If our operating or financial results for a particular period do not meet any guidance we provide or the expectations of investment analysts, or if we reduce our guidance for future periods, the market price of the Pinstripes Class A Common Stock may decline as well.
The market price of Pinstripes Class A Common Stock and Warrants (as defined below) substantially declined following the Business Combination. If the perceived benefits of the Business Combination do not meet the expectations of investors, securityholders or financial analysts, the market price for the Pinstripes Class A Common Stock may further decline.
Although the Business Combination valued Pinstripes at a $336.2 million pre-money equity valuation, based upon an assumed market value of $10.00 per share, the cash backed value per share of Pinstripes Class A Common Stock following the Business Combination was substantially less than $10.00 per share, and the market values of the securities of Pinstripes, including Pinstripes Class A Common Stock and the Public Warrants and Private Warrants (together, the “Warrants”), following the consummation of the Business Combination has declined significantly from the implied valuation of Pinstripes on the date the Business Combination Agreement was executed. Factors affecting the trading price of Pinstripes’ securities may include:
•variations in our financial results or those of companies that are perceived to be similar to us;
•actions by us or our competitors, such as sales initiatives, acquisitions or restructurings;
•changes in our earnings estimates or expectations as to our future financial performance, as well as financial estimates by securities analysts and investors, and our ability to meet or exceed those estimates or expectations;
•additions or departures of key management personnel;
•legal proceedings involving our company, our industry, or both;
•changes in our capitalization, including future issuances of the Pinstripes Class A Common Stock or the incurrence of additional indebtedness;
•changes in market valuations of companies similar to ours;
•the prospects of the industry in which we operate;
•actions by institutional and other stockholders;
•speculation or reports by the press or investment community with respect to us or our industry in general;

•general economic, market and political conditions; and
•other risks, uncertainties and factors described in this section entitled “Risk Factors.”
Stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies in Pinstripes’ industry. These and other factors may cause the market price and demand for the Pinstripes Class A Common Stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of the Pinstripes Class A Common Stock and may otherwise negatively affect the liquidity of the Pinstripes Class A Common Stock. In the past, stockholders have instituted securities class action litigation following periods of volatility in the market price of their Common Stock. If we were involved in securities litigation, we could incur substantial costs and our resources and the attention of management could be diverted from our business.
Substantial future sales of the Pinstripes Class A Common Stock, or the perception in the public markets that these sales may occur, may depress our stock price.
The market price of the Pinstripes Class A Common Stock could decline significantly as a result of sales of a large number of shares of the Pinstripes Class A Common Stock in the market following the closing of the Business Combination. These sales, or the perception that these sales might occur, could depress the market price of the Pinstripes Class A Common Stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
All shares of Pinstripes Class A Common Stock issued as merger consideration in the Business Combination are freely tradable, subject to certain lock-ups, without registration under the Securities Act and without restriction by persons other than our “affiliates” (as defined under Rule 144 under the Securities Act, referred to herein as “Rule 144”) and persons who were affiliates of Pinstripes at the time of the written consent of the Pinstripes stockholders to approve the Business Combination, including our directors, executive officers and other affiliates. Commencing one year following the filing of our Current Report on Form 8-K on January 5, 2024, shares held by certain of our securityholders will be eligible for resale, subject to, in the case of certain securityholders, Pinstripes being current in its Exchange Act reporting as well as volume, manner of sale and other limitations under Rule 144 and/or Rule 145 under the Securities Act.
If our current stockholders sell substantial amounts of the Pinstripes Class A Common Stock in the public market, or if the public perceives that such sales could occur, there could be an adverse impact on the market price of the Pinstripes Class A Common Stock, even if there is no relationship between such sales and the performance of our business. In addition, if certain price targets for the Pinstripes Class A Common Stock are reached, Class B-1 Common Stock and Class B-2 Common Stock that will be initially subject to certain vesting conditions and transfer restrictions, will become freely tradeable. Additionally, if Pinstripes’ public issuance of an earnings release for Pinstripes’ fiscal quarter ending at the end of the EBITDA Earnout Period reports 2024 EBITDA equal or greater than $28,000,000, then one-hundred percent of the Class B-3 Common Stock will immediately vest and convert into shares of Pinstripes Class A Common Stock and will no longer be subject to the vesting and forfeiture conditions set forth in the Charter. The vesting and sale of Class B Common Stock, or the perception that these sales could occur, could adversely impact the market price of Pinstripes Class A Common Stock.
We also entered into the Amended and Restated Registration Rights Agreement (the “A&R Registration Rights Agreement”) with Banyan, Keith Jaffee, Jerry Hyman, Peter Cameron, Bruce Lubin, Kimberly Gill Rimsza, Otis Carter, George Courtot, Brett Biggs and Matt Jaffee, certain other of Pinstripes’ stockholders and members of Pinstripes’ management pursuant to which we have agreed to register for resale their shares of Pinstripes Class A Common Stock, including shares underlying Pinstripes Class B Common Stock, Warrants and other securities. Pinstripes also agreed to register the resale of shares of Pinstripes Class A Common Stock issuable upon the exercise of the warrants issued by the Company to Oaktree in connection with the closing of the Business Combination and the Oaktree Tranche 1 Loan. To the extent shares of the Pinstripes Class A Common Stock are registered for resale pursuant to the A&R Registration Rights Agreement or otherwise, such shares may be resold by the holders thereof, including our affiliates, without limitation under the Securities Act. The Company filed the registration statement on Form S-1/A filed by Pinstripes with the SEC on February 12, 2024 (the “Issuance and Resale S-1”) to register for resale shares of Pinstripes Class A Common Stock as required by these agreements. See the section entitled “Related Person Transactions — A&R Registration Rights Agreement” in Pinstripes’ Form S-1/A filed with the SEC on February 12, 2024.
In addition, the shares of Pinstripes Class A Common Stock reserved for future issuance under the Pinstripes 2023 Omnibus Equity Incentive Plan (the “2023 Omnibus Plan”) and Pinstripes 2023 Employee Stock Purchase Plan (the “ESPP”) will become eligible for sale in the public market once those shares are issued, subject to any applicable vesting requirements, lockup agreements and other restrictions imposed by law. The 2023 Omnibus Plan initially reserves for issuance 12,900,000 shares of Pinstripes Class A Common Stock and the ESPP will initially reserve for issuance 850,000 shares of Pinstripes Class A Common Stock. The 2023 Omnibus Plan also provides for an “evergreen provision” pursuant to which the number of shares of Pinstripes Class A Common Stock reserved for issuance pursuant to awards under such plan shall be increased on the first day of each calendar year, equal to the lesser of (a) fifteen percent (15%) of the aggregate number of shares of Pinstripes Common Stock outstanding on the last day of the immediately preceding calendar year and (b) such smaller number of shares of Pinstripes Class A Common Stock as determined by Pinstripes’ Board, or a duly authorized committee thereof. Pinstripes is expected to file one or more registration statements on Form S-8 under the Securities Act to register shares of Pinstripes Class A Common Stock or securities convertible into or exchangeable for shares of Pinstripes Class A Common Stock issued pursuant to the 2023 Omnibus Plan or the ESPP. Any such Form S-8 registration statements will automatically become effective upon filing. Accordingly, shares registered under such registration statements will be available for sale in the open market and shares issued pursuant to the 2023 Omnibus Plan will result in dilution to our existing stockholders.
Also, in the future, we may issue shares of the Pinstripes Class A Common Stock in connection with investments or acquisitions. The number of shares of the Pinstripes Class A Common Stock issued in connection with an investment or acquisition could be material.
The shares of Pinstripes Class A Common Stock being offered in the Issuance and Resale S-1 represent a substantial percentage of the outstanding shares of Pinstripes Class A Common Stock, and the sales of such shares, or the perception that these sales could occur, could cause the market price of the Pinstripes Class A Common Stock to decline significantly.
Under the Issuance and Resale S-1 subject to any lockup or other transfer restrictions, the Selling Securityholders (as defined therein) can resell up to a total of 36,605,141 shares of Pinstripes Class A Common Stock, including 4,969,777 shares issuable upon conversion of the Pinstripes Class B Common Stock, 11,910,000 shares issuable upon the exercise of the Private Warrants and 2,912,500 shares issuable upon the exercise of the Oaktree Warrants. The shares of Pinstripes Class A Common Stock being offered for resale pursuant to the Issuance and Resale S-1 by the Selling Securityholders would represent approximately 61.0% of the shares of Pinstripes Class A Common Stock outstanding as of February 9, 2024 and 31.4% of the shares of Pinstripes Class A Common Stock outstanding assuming the issuance of all 37,727,500 shares of Pinstripes Class A Common Stock issuable upon full exercise of the Warrants and the Oaktree Warrants and upon conversion of all outstanding shares of Pinstripes Class B Common Stock (which may will become convertible only upon the satisfaction of the conditions described elsewhere in the Issuance and Resale S-1). Given the substantial number of shares of Pinstripes Class A Common Stock being registered pursuant to the Issuance and Resale S-1, the sale of such shares, or the perception in the market of the potential for the sale of a large number of shares, could increase the volatility of the market price of Pinstripes Class A Common Stock or result in a significant decline in the public trading price of Pinstripes Class A Common Stock.
Certain existing stockholders purchased securities in the Company at a price below the current trading price of such securities, and may experience a positive rate of return based on the current trading price. Future investors in our Company may not experience a similar rate of return.
Although the offering price to public stockholders in Banyan’s initial public offering was $10.00 per unit (each unit consisting of one share of Banyan Class A Common Stock and one-half of one redeemable Warrant), the Selling Securityholders acquired the outstanding securities offered for resale by this prospectus at a range of effective purchase prices ranging from $0.003 per share to $10.00 per share of Pinstripes Class A Common Stock (or, in some cases, solely for services or other non-cash consideration), and at effective purchase prices ranging from $0 to $1.00 per Private Warrant. As of February 15, 2024, the closing price of Pinstripes Class A Common Stock as reported on the NYSE was $3.02 per share. Because the current market price of the Pinstripes Class A Common Stock is higher than the effective purchase price certain Selling Securityholders paid for their securities, there may be a higher likelihood that those Selling Securityholders will sell their shares pursuant to the registration statement of which this prospectus is a part. Investors who purchased Pinstripes Class A Common Stock on the NYSE following the Business Combination may not experience a similar rate of return due to differences in the purchase prices they have paid and the purchase prices paid by the Selling Securityholders.
The historical financial results of Pinstripes included elsewhere in the Quarterly Report may not be indicative of what Pinstripes’ actual financial position or results of operations would have been.
The historical financial results of Pinstripes included elsewhere in this Quarterly Report do not reflect the financial condition, results of operations or cash flows Pinstripes would have achieved as a public company during the periods presented or those Pinstripes will achieve in the future. This is the result of the following factors, among others:

(i) Pinstripes will incur additional ongoing costs as a result of the Business Combination, including costs related to public company reporting, investor relations and compliance with the Sarbanes-Oxley Act; and (ii) Pinstripes’ capital structure will be different from that reflected in Pinstripes’ historical financial statements. Pinstripes’ financial condition and future results of operations could be materially different from amounts reflected in our historical financial statements included elsewhere in the Form 10-Q, so it may be difficult for investors to compare Pinstripes’ future results to historical results or to evaluate our relative performance or trends in our business.
We do not expect to pay any cash dividends in the foreseeable future.
The continued operation and expansion of our business will require substantial funding. Accordingly, we do not currently expect to pay any cash dividends on shares of the Pinstripes Class A Common Stock. Any determination to pay dividends is at the discretion of Pinstripes’ Board and depends upon results of operations, financial conditions, contractual restrictions, restrictions imposed by applicable law and other factors Pinstripes’ Board deems relevant. Our ability to pay dividends is also restricted by the terms of Pinstripes’ current credit agreements and may be restricted by any future credit agreement or any future debt or preferred equity securities of ours or our subsidiaries. See the risk factor entitled “Our current or future indebtedness could impair our financial condition and reduce the funds available to us for growth or other purposes. Our debt agreements impose certain operating and financial restrictions, with which failure to comply could result in an event of default that could adversely affect our business.” Investors seeking cash dividends in the foreseeable future should not purchase our Pinstripes Class A Common Stock.
We are a holding company with no operations of our own, and will depend on our subsidiaries for cash.
We are a holding company and do not currently have any material assets or operations other than ownership of equity interests of our subsidiaries. Our operations will be conducted almost entirely through our subsidiary, Pinstripes Inc., and our ability to generate cash to meet our obligations or to pay dividends will be highly dependent on the earnings of, and receipt of funds from, Pinstripes through dividends or intercompany loans. The ability of Pinstripes or any other subsidiary to generate sufficient cash flow from future operations to allow us and them to make scheduled payments on their obligations will depend on their future financial performance, which will be affected by a range of economic, competitive and business factors, many of which will be outside of our control. We cannot assure you that the cash flow and future earnings of our operating subsidiaries will be adequate for our subsidiaries to service our debt obligations. If our subsidiaries do not generate sufficient cash flow from future operations to satisfy corporate obligations, we may have to: undertake alternative financing plans (such as refinancing), restructure debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. We cannot assure you that any such alternative refinancing would be possible, that any assets could be sold, or, if sold, of the timing of the sales and the amount of proceeds realized from those sales, that additional financing could be obtained on acceptable terms, if at all, or that additional financing would be permitted under the terms of our various debt instruments then in effect. Our inability to generate sufficient cash flow to satisfy our obligations, or to refinance our obligations on commercially reasonable terms, would have an adverse effect on our business, financial condition and results of operations. Furthermore, we and our subsidiaries may incur substantial additional indebtedness in the future that may severely restrict or prohibit our subsidiaries from making distributions, paying dividends or making loans to us.
We have broad discretion in the use of the net proceeds from the Business Combination and related financings and may not use them effectively.
We cannot specify with certainty the particular uses of the net proceeds we received in connection with the Business Combination, specifically the Oaktree Loan, the additional borrowings pursuant to the Silverview Facility and the minimal funds remaining in the Trust Account following the following the public stockholders' exercise of their right to have their shares redeemed for a pro rata portion of the Trust Account (the “Redemption”). Our management has broad discretion in the application of the net proceeds. Our management may spend a portion or all of the net proceeds in ways that our stockholders may not desire or that may not yield a favorable return. We intend to use the net proceeds for general corporate purposes as well as for investing in growth initiatives and maintaining a strong balance sheet. If we do not invest or apply the net proceeds from the Business Combination and related financings in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.
Because Pinstripes became a public reporting company by means other than a traditional underwritten initial public offering, Pinstripes’ stockholders may face additional risks and uncertainties.
In a traditional underwritten initial public offering, underwriters may be subject to civil liability under Section 11 and 12 of the Securities Act for any omissions or misstatements in the registration statement, unless such underwriters can establish a “due diligence” defense by conducting a reasonable investigation of the disclosures in the registration statement.

Due diligence reviews typically include an independent investigation of the background of the company, any advisors and their respective affiliates, review of the offering documents and independent analysis of the business plan and any underlying financial assumptions. Because Pinstripes became a public reporting company by means of consummating the Business Combination rather than by means of a traditional underwritten initial public offering, there is no independent third-party underwriter selling the shares of Pinstripe and, accordingly, investors in Pinstripes did not have the benefit of an independent review and due diligence investigation of the type normally performed by an unaffiliated, independent underwriter in a public securities offering. Although Banyan as well as the investment banks involved in the Business Combination performed a due diligence review and investigation of Pinstripes in connection with the Business Combination, each of them had different incentives and objectives in the Business Combination than an underwriter would in a traditional initial public offering, and therefore their due diligence review and investigation should not be viewed as equivalent to the review and investigation that an underwriter would be expected to conduct. The lack of an independent due diligence review and investigation increases the risk of an investment in Pinstripes because it may not have uncovered facts that would be important to a potential investor.
In addition, because Pinstripes did not become a public reporting company by means of a traditional underwritten initial public offering, security or industry analysts may not provide, or may be less likely to provide, coverage of Pinstripes. Investment banks may also be less likely to agree to underwrite securities offerings on behalf of the combined company than they might if the combined company became a public reporting company by means of a traditional underwritten initial public offering, because they may be less familiar with the combined company as a result of more limited coverage by analysts and the media. The failure to receive research coverage or support in the market for the Pinstripes Class A Common Stock could have an adverse effect on our ability to develop a liquid market for the Pinstripes Class A Common Stock. See “Pinstripes’ operating and financial results forecast relies in large part upon assumptions and analyses developed by Pinstripes.” If these assumptions or analyses prove to be incorrect, Pinstripes’ actual operating results may be materially different from forecasted results.
There is no guarantee that the Public Warrants or the Private Warrants will ever be in the money, and, as such, they may expire worthless and we may receive no proceeds from the exercise of the Public Warrants or Private Warrants.
The exercise price for the Warrants is $11.50 per warrant. We believe the likelihood that Warrant holders will exercise their Warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the trading price of the Pinstripes Class A Common Stock, On February 15, 2024 the closing price of Pinstripes Class A Common Stock was $3.02 per share. If the trading price of the Pinstripes Class A Common Stock is less than $11.50 per share, we believe holders of Public Warrants and Private Warrants will be unlikely to exercise their Warrants. There is no guarantee that the Public Warrants or Private Warrants will be in the money prior to their expiration, and as such, the Public Warrants and Private Warrants may expire worthless and we may receive no proceeds from the exercise of the Public Warrants or Private Warrants. Therefore, we do not expect to receive cash proceeds from any such exercise so long as the Public Warrants and Private Warrants remain out of the money.
We may redeem the unexpired Public Warrants prior to their exercise at a time that is disadvantageous to the holders thereof, thereby making the Public Warrants worthless.
We have the ability to redeem outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of the Pinstripes Class A Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period commencing once the Public Warrants become exercisable and ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the Public Warrants become redeemable, we may not exercise our redemption right if the issuance of shares of Pinstripes Class A Common Stock upon exercise of the Public Warrants is not exempt from registration or qualification under applicable state blue sky laws or it is unable to effect such registration or qualification. In such case, we will use our best efforts to register or qualify such shares of Pinstripes Class A Common Stock under the blue sky laws of the state of residence in those states in which the Public Warrants were offered. Redemption of the outstanding Public Warrants could force the holders thereof (i) to exercise the Public Warrants and pay the exercise price therefor at a time when it may be disadvantageous to do so, (ii) to sell the Public Warrants at the then-current market price when the holder thereof might otherwise wish to hold the Public Warrants or (iii) to accept the nominal redemption price which, at the time the outstanding Public Warrants are called for redemption, is likely to be substantially less than the market value of the Public Warrants. None of the Private Warrants will be redeemable by us so long as they are held by Banyan Acquisition Sponsor LLC (the “Sponsor”), the underwriters of the IPO or their permitted transferees. The closing price for the Pinstripes Class A Common Stock as of February 15, 2024, the most recent practicable date prior to the date of this Form 10-Q, was $3.02 and has never exceeded the $18.00 threshold that would trigger the right to redeem the Public Warrants following the closing of the business combination.
In addition, we have the ability to redeem all, but not less than all, of the Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per Public Warrant, provided that the last reported sales price of the Pinstripes Class A Common Stock equals or exceeds $10.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption to the warrants holders and provided certain other conditions are met, including that holders will be able to exercise their warrants on a “cashless basis” prior to redemption for a number of shares of Pinstripes A Common Stock determined based on the period of time to expiration of the warrants and the redemption fair market value of the Banyan Class A Common Stock, both as set forth in a table in the Warrant Agreement. See “Description of Securities — Warrants —Redemption of warrants when the price per share of Pinstripes Class A Common Stock equals or exceeds $10.00.” If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had been able to exercise their warrants at a later time at which the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of shares received on a cashless exercise basis is capped at 0.361 of a share of Pinstripes Class A Common Stock per warrant (subject to adjustment) irrespective of the remaining life of the warrants. If the closing price of the Pinstripes Class A Common Stock is less than $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption to the warrants holders, we may only redeem the warrants in accordance with these provisions if we concurrently redeem the outstanding Private Warrants on the same terms.
The closing price of the Pinstripes Class A Common Stock for 20 trading days within a 30-trading-day period ending as of February 15, 2024, the most recent practicable date prior to the date of this Form 10-Q, would not have exceed the $10.00 closing price threshold or the $18.00 closing price threshold. It is not possible to predict what the trading price of the Pinstripes Class A Common Stock will be after the closing of the Business Combination, and the trading price of the Pinstripes securities may fluctuate following the consummation of the Business Combination and can vary due to general economic conditions and forecasts, our general business condition, the release of our financial reports and the risks and uncertainties set forth under “The market price of the Pinstripes Class A Common Stock may be volatile or may decline regardless of our operating performance, and you may lose some or all of your investment.”
In the event we determine to redeem the warrants, holders of our redeemable warrants would be notified of such redemption as described in our warrant agreement. Specifically, in the event that we elect to redeem all of the redeemable warrants as described above, we will fix a Redemption Date. Notice of redemption will be mailed by first class mail, postage prepaid, by us not less than 30 days prior to the Redemption Date to the registered holders of the redeemable warrants to be redeemed at their last addresses as they appear on the registration books. Any notice mailed in the manner provided in the warrant agreement will be conclusively presumed to have been duly given whether or not the registered holder received such notice. Accordingly, if a holder fails to actually receive the notice of or otherwise fails to respond on a timely basis, it could lose the benefit of being a holder of a Public Warrant. In addition, beneficial owners of the redeemable warrants will be notified of such redemption via our posting of the redemption notice to the DTC.
We may amend the terms of the Public Warrants in a manner that may be adverse to holders of Public Warrants with the approval by the holders of at least 65% of the then-outstanding Public Warrants. As a result, the exercise price of the Public Warrants could be increased, the exercise period could be shortened and the number of shares of Pinstripes Class A Common Stock purchasable upon exercise of a Public Warrant could be decreased, without the approval of all the Public Warrant holders.
The Public Warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and Banyan. The warrant agreement provides that the terms of the Public Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then-outstanding Public Warrants to make any change that adversely affects the interests of the registered holders of the Public Warrants. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 65% of the then-outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the Public Warrants with the consent of at least 65% of the then-outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Public Warrants, convert the Public Warrants into cash or stock, shorten the exercise period or decrease the number of shares of Pinstripes Class A Common Stock purchasable upon exercise of a Public Warrant.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities
We have no sales of unregistered equity securities during the period covered by this Quarterly Report on Form 10-Q that were not previously reported in a Current Report on Form 8-K.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During the fiscal quarter ended January 7, 2024, none of our directors or executive officers entered into, modified or terminated, contracts, instructions or written plans for the sale or purchase of our securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1 or that constituted non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K).
Future Stockholder Proposals
We anticipate that the 2024 annual meeting of stockholders will be held no later than October 2024. For any proposal to be considered for inclusion in the proxy statement and form of proxy for the Company’s 2024 annual meeting of stockholders, it must be submitted in writing and comply with the requirements of Rule 14a-8 of the Exchange Act. Such proposals must be received by the Company at its principal executive offices a reasonable time before the Company begins to print and mail its 2024 annual meeting proxy materials in order to be considered for inclusion in the proxy materials for the 2024 annual meeting.
Procedures for Recommending Nominees to the Board of Directors
The Nominating, Governance and Sustainability Committee will consider recommendations by our stockholders of nominees for election to the Board of Directors in the same manner as other nominees, provided that such nominee recommendations are made in accordance with our Bylaws and such procedures as are set forth in the Company’s Corporate Governance Guidelines. Stockholders may communicate with the Board of Directors, including as to recommendations for director nominees, by sending a letter to Pinstripes Holdings, Inc. c/o Anthony Querciagrossa, Secretary, 1150 Willow Rd., Northbrook, IL 60062, including information set forth in the Company’s Corporate Governance Guidelines, which are available at the Company’s website at https://investor.pinstripes.com/overview/default.aspx.

Item 6. Exhibits

		Incorporated by Reference
Exhibit	Description	Form	Exhibit	Filing Date
3.2*	Second Amended and Restated Certificate of Incorporation of Pinstripes Holdings, Inc.	8-K	3.2	January 5, 2024
3.3*	Amended and Restated Bylaws of Pinstripes Holdings, Inc.	8-K	3.3	January 5, 2024
4.2*	Form of Oaktree Warrant	8-K	4.2	January 5, 2024
10.1 *†	Loan Agreement	8-K	10.1	January 5, 2024
10.2 *†	Continuing Guaranty Agreement, dated December 29, 2023, by an among each guarantor party thereto and Oaktree Fund Administration, LLC.	8-K	10.2	January 5, 2024
10.3 *†	Pledge and Security Agreement, dated as of December 29, 2023, among Pinstripes, Inc., as borrower, Pinstripes Holdings, Inc., as Holdings, each subsidiary of the borrower from time to time party thereto and Oaktree Fund Administration, LLC.	8-K	10.3	January 5, 2024
10.4 *†	Fifth Amendment to Loan Agreement and Second Amendment to Pledge and Security Agreement, dated December 29, 2023 to the Loan Agreement, dated as of March 7, 2023 by and among Pinstripes, Inc., Pinstripes Holdings, Inc., the other guarantors party thereto, Silverview Credit Partners, L.P., as agent and the lenders party thereto	8-K	10.4	January 5, 2024
10.5 *†	Omnibus Joinder dated as of December 29, 2023 by and between Silverview Credit Partners, as agent and Pinstripes Holdings, Inc.	8-K	10.5	January 5, 2024
10.6*†	Amendment No. 2 to Term Loan and Security Agreement, dated December 29, 2023, by and among Pinstripes, the lenders party thereto and GCCP II Agent, LLC, as agent for the lenders	8-K	10.6	January 5, 2024
10.7 *†	Continuing Guaranty Agreement, dated December 29, 2023 by each guarantor party thereto and GCCP II Agent, LLC, as agent	8-K	10.7	January 5, 2024
10.8 *	Director Designation Agreement, dated December 29, 2023, by and among Pinstripes Holdings, Inc. and Dale Schwartz	8-K	10.8	January 5, 2024
10.9 *†	Amended and Restated Registration Rights Agreement, dated December 29, 2023, by and among Pinstripes Holdings, Inc. and certain security holders named therein	8-K	10.9	January 5, 2024
10.10 *	Pinstripes Holdings, Inc. 2028 Omnibus Equity Incentive Plan	8-K	10.13	January 5, 2024
10.11 *	Pinstripes Holdings, Inc. Employee Stock Purchase Plan	8-K	10.14	January 5, 2024
10.12 *	Form of Indemnity Agreement	8-K	10.20	January 5, 2024

31.1 **	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 **	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 **	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 **	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 **
The following information from our Quarterly Report on Form 10-Q for the quarter ended January 7, 2024, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit, (iv) Unaudited Condensed Consolidated Statements of Cash Flows and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

104 **	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q; included in Exhibit 101 Inline XBRL document set.
__________________
 *         Previously filed.
**        Filed herewith.
†          Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

Date: February 21, 2024	By:	/s/ Dale Schwartz
		Name:	Dale Schwartz
		Title:	President and Chief Executive Officer

Date: February 21, 2024	By:	/s/ Anthony Querciagrossa
		Name:	Anthony Querciagrossa
		Title:	Chief Financial Officer