Form 10-K
period 2024-04-28
Pinstripes Holdings, Inc.
filed 2024-06-28
CIK 1852633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-K
_________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 28, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number 001-41236
_________________________
Pinstripes Holdings, Inc.
(Exact Name of Registrant as Specified in its Charter)
_________________________

Delaware	86-2556699
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1150 Willow Road, Northbrook, IL	60062
(Address of Principal Executive Offices)	(Zip Code)
(847) 480-2323
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	PNST	New York Stock Exchange
Redeemable warrants, each exercisable for one share of Class A Common Stock, exercise price of $11.50 per share	PNST WS	New York Stock Exchange
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐   No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
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
☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐   No ☒
The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and therefore cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

At June 26, 2024, there were 40,087,785 shares outstanding of Class A Common Stock with a par value $0.0001 per share and there were no outstanding shares of Series B-1 Common Stock, Series B-2 Common Stock and Series B-3 Common Stock, each with a par value of $0.0001 per share.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive Proxy Statement related to its 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended April 28, 2024 are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Annual Report on Form 10-K for the fiscal year ended April 28, 2024 (this “Annual Report”) that reflect our current views with respect to future events and financial performance, business strategies, expectations for our business and any other statements of a future or forward-looking nature, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report may be forward-looking statements. These forward-looking statements include statements about the anticipated benefits of the Business Combination (as defined below) and our financial condition, results of operations, earnings outlook and prospects. Forward-looking statements appear in a number of places in this Annual Report including, without limitation, in the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Forward-looking statements are typically identified by words such as “plan,” “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project,” “continue,” “could,” “may,” “might,” “possible,” “potential,” “predict,” “should,” “would” and other similar words and expressions, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. You should not place undue reliance on these forward-looking statements. We cannot assure you that future developments affecting the Company will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Some factors that could cause actual results to differ include, but are not limited to:
•our ability to recognize the anticipated benefits of the transactions consummated pursuant to the Business Combination Agreement dated as of June 22, 2023 (as amended and restated as of September 26, 2023 and November 22, 2023) by and among Pinstripes Inc., Banyan Acquisition Corporation (“Banyan”) and Panther Merger Sub Inc. (the “Business Combination Agreement” and such transactions, the “Business Combination”);
•risks related to the uncertainty of our projected financial information;
•risks related to our current growth strategy and our ability to successfully open and integrate new locations;
•risks related to our substantial indebtedness;
•risks related to the capital-intensive nature of our business, our ability to attract new customers and retain existing customers and the impact of pandemics and global economic trends, including the resulting labor shortage and inflation, on us;
•changes required in, or our success in retaining or recruiting, our officers, key employees or directors in operating as a public company;
•our ability to maintain the listing of our Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), and Public Warrants (as defined below) on the New York Stock Exchange (the “NYSE”);
•geopolitical risk and changes in applicable laws or regulations;
•the possibility that we may be adversely affected by other economic, business and/or competitive factors;
•our estimates of expenses and profitability;
•operational risk;
•litigation and regulatory enforcement risks, including the diversion of management time and attention and the additional costs and demands on our resources; and

•other risks and uncertainties indicated in this Annual Report, including those under the heading “Risk Factors”, and other filings that have been made or will be made with the Securities and Exchange Commission (the “SEC”) by us, as applicable.
The foregoing list of factors is not exhaustive and additional factors may cause actual results to differ materially from current expectations. We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report. Should one or more of these risks or uncertainties materialize, or should any of the assumptions made by us prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. In addition, there may be additional risks that we presently do not know or that we currently believe are immaterial that could also cause actual results to differ from those contained in the forward-looking statements.
All subsequent written and oral forward-looking statements concerning matters addressed in this Annual Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report. We do not give any assurance that we will achieve our expectations. Investors and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which only speak as of the date made, are not a guarantee of future performance and are subject to a number of uncertainties, risks, assumptions and other factors, many of which are outside of our control. Except to the extent required by applicable law or regulation, we expressly disclaim any obligation and undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Annual Report or to reflect the occurrence of unanticipated events. Stockholders should be aware that the occurrence of the events described in the section titled “Risk Factors” and elsewhere in this Annual Report may adversely affect us.

PART I
Item 1. Business
Unless the context otherwise requires, any reference in this section of this prospectus to the “Company,” “we,” “us,” “our,” or “Pinstripes” refers to Pinstripes, Inc. and its consolidated subsidiaries prior to the consummation of the Business Combination and to Pinstripes Holdings, Inc. and its consolidated subsidiaries after the consummation of the Business Combination. Some of the information contained in this section or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties.
Our Company
Pinstripes is an experiential dining and entertainment concept combining exceptional Italian-American cuisine with bowling, bocce and private events. We founded Pinstripes in 2007 to create the fun interactions and celebrations that people crave by uniquely combining made-from-scratch dining with the timeless games of bowling and bocce. Every day and everywhere, our passionate and dedicated Pinstripes team is committed to creating extraordinary, magical connections — from the first strike, to the first bite, to the first kiss, to the first laugh — that bring out the best in everyone. Our large-format community venues offer a winning combination of sophisticated fun for the consumer longing for human connectedness across generations, and we deliver a broad range of experiences, from a 300-person wedding in one of our many event spaces, to an intimate date night for two in one of our dining rooms, to a birthday party on our bowling lanes or bocce courts. This ability to offer curated and engaging experiences across a broad range of occasions enables us to generate revenue from numerous sources, including:
•Dining: Made-from-scratch dining features lunch, dinner and weekend brunch menus, beer and wine dinner pairings featuring wineries and local craft breweries, and exceptional service that supports Pinstripes’ top-tier food and beverage offerings.
•Bowling and Bocce: Pinstripes combines the casual elegance of a local bistro serving Italian-American cuisine with the entertainment and excitement of bowling and bocce, providing the perfect venue for competitive socializing with family, friends and co-workers.
•Private Events and Off-Site Events Catering: Dynamic ballrooms and private event spaces provide a wide range of options for our event team members to tailor extraordinarily unique gatherings of 20 to 2,000 people for social events (e.g., weddings, birthdays, bar-mitzvahs and anniversaries) and corporate events (e.g., team-building, board meetings, recruiting and holiday parties). In addition, we offer off-site catering (typically breakfast and lunch) to surrounding businesses and off-site weddings and other celebrations.
We opened our first Pinstripes location in 2007 in Northbrook, Illinois. Seventeen years later, Pinstripes has become a leading experiential dining and entertainment concept in the country. As of April 28, 2024, we owned and operated 17 restaurants in ten states and Washington D.C. and employed approximately 1,800 team members (who we refer to as “PinMembers”). Our newest location opened in April in Orlando, Florida. When combined with and our robust pipeline of additional locations, we believe we are positioned for significant future growth.
We design and construct large-format locations that are each 26,000 to 38,000 square feet of interior space, plus additional outdoor patio space that includes outdoor dining, bocce courts, fire-pits and decorative fountains. Each location can host over 900 guests at a time, with dining capacity for approximately 300, bar capacity of 75, 11 to 20 bowling lanes, 6 to 12 indoor/outdoor bocce courts and multiple private event spaces that can accommodate groups of 20 to 1,000 people. We generated an average of $8.6 million of revenue per location in our fiscal year ended April 28, 2024 (“fiscal 2024”), commonly referred to as average unit volumes, or AUV, demonstrating the scale of our operating model and ability to tailor our space in bespoke ways.
The Business Combination
Banyan Acquisition Corporation was incorporated in Delaware on March 10, 2021 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Pinstripes, Inc. was incorporated in Delaware on November 16, 2006. Pinstripes, Banyan, and Panther Merger Sub Inc. entered into the Second Amended and Restated Business Combination Agreement on November 22, 2023. Upon consummation of the transactions contemplated by the Business Combination Agreement, on December 29, 2023, Pinstripes merged with and into Merger Sub, with Pinstripes surviving the merger as a wholly owned subsidiary of Banyan. In connection with the closing of the Business Combination, Banyan was renamed Pinstripes Holdings, Inc.

In connection with Banyan’s Initial Public Offering (“IPO”), Banyan issued (i) 12,075,000 Public Warrants and 11,910,000 Private Warrants. On December 29, 2023, in connection with the Business Combination, Pinstripes effectively issued an aggregate of 23,985,000 warrants to purchase an equal number of shares of Class A Common Stock, representing the 12,075,000 Public Warrants and 11,910,000 Private Warrants. The Public Warrants and Private Warrants remained unexercised and were issued and outstanding as of April 28, 2024.
As a consequence of the Business Combination, Pinstripes, Inc. became a subsidiary of a SEC-registered and NYSE-listed company, which will require us to hire additional personnel and implement procedures and processes to address public company regulatory requirements. We expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting, legal and administrative resources, including increased audit, consulting and legal fees.
The Market Opportunity
Pinstripes provides a “home away from home” where guests can celebrate life while eating delicious food amongst competitive socializing. Despite the increase in virtual connectivity over the last several years, we believe people feel less physically connected than ever before and that they are seeking ways to bring back the human-to-human connections they have lost. We address this problem by offering curated experiences to create meaningful connections, and we believe that Pinstripes operates at the intersection of three dynamic markets with broad consumer appeal: full-service restaurants, out-of-home entertainment and events. According to a Global Full-Service Restaurants market trends (2022-2030) report prepared by Global Industry Analysts Inc., the U.S. full-service restaurant market is estimated to be greater than $400 billion. The out-of-home entertainment market represents over $100 billion of the broader $2.6 trillion global entertainment and media market, per the Global Entertainment & Media Outlook: 2019 - 2023 report prepared by PricewaterhouseCoopers and a 2019 to 2023 Global Theme and Amusement Park Outlook report prepared by the International Association of Amusement Parks Attractions. The events market, comprised of both corporate events and weddings, represents an estimated market of more than $160 billion, according to a U.S. Corporate Event Market by Event Type (Conference/Seminar, Trade Shows/Exhibitions, Incentive Programs, Company Meetings, and Others) and Industry (Banking and Financial Sector, Information Technology, Real Estate and Infrastructure, Automotive, Insurance, and Others): Global Opportunity Analysis and Industry Forecast 2021-2030 report prepared by Allied Market Research and a Wedding Services in the US industry trends (2018 - 2023) report prepared by IBISWorld. We believe that consumers are continuing to prioritize spending on experiences, and Pinstripes is well-positioned to capitalize on this shift in consumer preferences.
Competitive Strengths
A Best-in-Class Experiential Dining and Entertainment Brand
Authentic Bistro Experience
Pinstripes delivers an elevated and distinctive culinary experience by combining high-quality cuisine, an inviting and exciting atmosphere and superior customer service. We offer an extensive bistro menu of Italian-American favorites, ranging from maple-glazed salmon, wood-fired pizzas, pastas and sandwiches to seasonal gelato. Our menu items are served in an upscale casual setting, complete with natural stone, wood floors and custom-made millwork throughout our venues and a visible, wood burning pizza oven. These offerings are complemented by an extensive, award-winning wine list, visible in our 800-bottle wine cellars, a rotating selection of craft beers from local breweries and a broad selection of handcrafted cocktails from our elevated bar program.
Timeless Gaming & Entertainment
Our bistro dining is complemented by our differentiated entertainment offerings of bowling and bocce, which provide a memorable experience that attracts and retains customers. Our Italian-American cuisine offering reflects the respective origins of bocce and bowling, reinforcing the synergy of Italian and American cultures reflected in our concept. Guests are encouraged to indulge in our delicious cuisine and signature cocktails while playing bocce and bowling with their friends, family and coworkers, further strengthening the cultural fusion of our unique bistro and gaming offerings. Our commitment to providing a sophisticated atmosphere for bowlers and bocce players of all skill levels is proven by our meticulously maintained bowling lanes and bocce courts, all with décor that includes carefully selected artwork from local artists, culminating in a truly unforgettable experience for our guests. Our gaming business is highly accretive to our profitability.
A Perfect Venue for Any Occasion

Pinstripes is a dining and entertainment venue of choice to host corporate and social private events of all sizes. As of April 28, 2024, each of our 13 locations that have been open for at least one year generally hosts over 1,000 private events per year and can typically accommodate up to 12 simultaneous events. Not only do private events make up a significant portion of our business, but they also serve as a seamless introduction to our unique concept for new customers. We believe that the memorable experiences created for new guests through private events naturally translates to returning business to dine and play. Additionally, private events allow for greater revenue visibility through pre-bookings and increase our ability to forecast future sales. Each Pinstripes location has a dedicated event sales team supporting private events.
Distinctive Offering and Broad Appeal
Pinstripes provides a differentiated offering to consumers by leveraging the seamless integration between our bistro and gaming offerings to deliver one-of-a-kind experiences for our guests. We believe Pinstripes provides an unmatched combination of best-in-class dining and experiential entertainment. While there are restaurant brands that focus exclusively on dining, and there are experiential lifestyle and entertainment brands that predominantly focus on entertainment, we believe Pinstripes provides the best of both worlds: scratch-made, chef-driven cuisine with timeless entertainment in an inviting and exciting atmosphere. This unique value proposition attracts a broad range of consumers.
Unique Model Drives Attractive Venue-Level Economics
We have developed a disciplined new venue growth strategy in both new and existing markets, and target certain initial sales, profitability and payback period goals for each new venue opening. We employ a sophisticated, data-based site selection strategy that is highly collaborative with our real estate development partners and focuses on markets with high income and education levels, population density and strong co-tenants. We expect to benefit from a powerful density effect as we continue to open new venues in existing markets, which increases market awareness and generates staffing synergies.
Proven Portability Across Markets
Pinstripes has resonated with consumers across the country. In the seventeen years since the opening of the flagship Northbrook location, Pinstripes has successfully opened 16 additional locations in attractive markets throughout California, Connecticut, District of Columbia, Florida, Illinois, Kansas, Maryland, Minnesota, New Jersey, Ohio and Texas. We believe that the brand’s distinctive concept has been well received in each community, as every iconic location features striking interior and exterior designs that are tailored to the local community and the specifics of the development project. As a result, we expect our locations to quickly become an integral part of the local community.
Uniquely Attractive Anchor Tenant for Real Estate Developers
We have strategic partnerships with several pre-eminent real estate developers such as affiliates of Brookfield Properties, Westfield, the Macerich Company, Simon Property Group, Hudson’s Bay Company and LaSalle Investment Management, which own high-quality real estate assets both in the U.S. and abroad, and we intend to source a significant number of our future locations from these partners and others. Recent changes in the retail landscape created a larger void in the mall space and has opened a door for Pinstripes to fill that void at the most prestigious and best trafficked Class A Malls across the country. As of April 28, 2024, these and other developers had made a combined minority investment in Pinstripes of approximately $40 million and had further provided more than $100 million in non-dilutive tenant improvement funding for our 17 current and three under construction locations. We believe that these partnerships and the corresponding financial commitment demonstrate the confidence our real estate developer partners have in the longevity and growth prospects of our brand.
Due to the broad appeal of our brand, the diversity and quality of our guest base and the consistently reliable traffic to our venues, we believe our concept is a preferred tenant for real estate developers. Retail developers and landlords have shifted toward experiential concepts to drive traffic. Pinstripes’ unique dining and entertainment concept is appealing to consumers both young and old looking for sophisticated fun, and landlords and developers in the U.S. welcome Pinstripes as a key anchor tenant complementary to other high-quality retail brands. As of April 28, 2024, our locations averaged 800,000 guest visits per year, benefiting our co-tenants, and our consumer research showed that Pinstripes appeals to an affluent and educated customer base comprised of a balanced mix of male and female adults and families, across ages ranging from four to 85 years old.
As of April 28, 2024 our locations averaged 30,000 square feet of interior space, were customarily two levels and included an additional 3,000 to 25,000 square feet of outdoor patio space for bocce, fire pits and dining. Moreover, we have flexibility to build a new, ground-up space or retrofit existing space to our concept.
Founder-Led, Experienced Team Instilling a Winning Culture

Our experienced and passionate senior management team is led by our founder and CEO, Dale Schwartz, who has over 40 years of industry experience. Dale is supported by an impressive senior leadership team with highly relevant experience, including Chris Soukup (Chief Operations Officer), Lida Ahn (Chief People Officer), Cesar Gutierrez (Chief Culinary Officer) and Anthony Querciagrossa (Chief Financial Officer). Our senior leadership team contributes powerful industry knowledge and expertise from years of industry experience at leading restaurant and entertainment companies such as Hillstone Restaurant Group, The Cheesecake Factory, J. Alexander’s, Maggiano’s and Lettuce Entertain You Restaurants. Under their leadership, Pinstripes has grown into a leading experiential dining and entertainment brand. The senior leadership team is supported by an experienced, independent board of directors, consisting of industry veterans.
As of April 28, 2024, there were approximately 1,800 Pinstripes team members supporting the business. We have developed a powerful culture that serves as a strong foundation for shared success and have successfully recruited and retained highly skilled individuals across all functions of our business. Our talent pipeline is further augmented by our college recruitment program, which has produced numerous general managers across the organization. The significant investments we have made in our team have resulted in multiple layers of organizational leaders, providing us with the ability to scale our business with minimal disruptions to operations. Every team member completes a rigorous training process preparing them to provide best-in-class service to our customers. Our comprehensive approach to talent acquisition and development has resulted in a median executive team tenure of 11 years and strong retention rates of corporate and local team members.
Growth Strategies
We intend to expand our business by executing the following growth strategies:
Open New Venues
Since our first location opened in 2007, we have successfully demonstrated our ability to expand into attractive markets through the opening of new venues, introducing our highly unique concept to millions of new customers across ten states and Washington D.C. Our ability to effectively identify and develop new markets is supported by our robust site selection process that focuses on markets with high income and education levels, population density and strong co-tenants. As a uniquely attractive anchor tenant, we partner with the leading real estate developers in the industry.
We opened our Topanga, CA location in September 2023, our Aventura, FL location in December 2023, our Paramus, NJ location in February 2024 and our Orlando, FL location in April 2024 and we plan to open five other new Pinstripes locations during fiscal 2025, increasing our footprint to 22 locations across the country. As of April 28, 2024, five locations were being developed in Coral Gables, FL, Walnut Creek, CA Bellevue, WA, Lake Union, WA and Jacksonville, FL. These venues are located in highly attractive markets with high foot traffic and strong consumer demographics.
We have an exciting domestic whitespace opportunity of approximately 150 total venues across the United States, with the opportunity to expand internationally as well. We are exploring the opportunity to expand across three types of locations: retail, iconic and hotel / resorts:
•Retail Locations: Premium lifestyle centers and developments across the country with high median income and educations levels, employee density, and strong co-tenants.
•Iconic Locations: Unique and signature real estate locations surrounded by high-foot-traffic areas and population density. We place a strong emphasis on suburban areas with attractive real estate terms and proximity to both offices and residents.
•Hotel / Resort Locations: Hotels and resorts represent attractive expansion opportunities given their substantial convention and private event synergies. We believe that Pinstripes also serves as an attractive amenity to guests, increasing resort occupancy and room rates for hotels and resorts.
Drive Continued Same Store Sales Growth
We have a diversified strategy in place to grow comparable same store sales, including:
Culinary Innovation to Drive Bistro Sales
We believe that Pinstripes has a differentiated bistro offering that resonates with consumers. Our dishes and drinks are fun, delicious, made from scratch, and authentic Italian-American. In addition to our current menu of customer favorites, we introduce seasonal chef specials and cocktail surprise and delights that are tailored to each location to add freshness and newness to the menu. We have introduced our award-winning Sunday brunch to Saturday and we also plan on re-

introducing our five-course wine, beer, scotch and tequila dinners to provide an even more comprehensive package of product offerings.
Gaming Innovation to Drive Open Play Sales
We provide our customers with a unique gaming experience, which helps drive traffic to our locations. We plan to continue innovating our gaming offerings to further drive open play sales and to upgrade the décor and design elements in our bowling and bocce areas to augment the experiential excitement. Bowling lanes and bocce courts will also benefit from technological innovation, such as the potential introduction of projection mapping technology as a visual overlay of the playing areas.
Expand our Social & Corporate Private Events Business
Our private events business is a significant revenue driver. A broad range of customers have their private events at Pinstripes locations, where we deliver a great event experience and support future open play sales by introducing new customers to the brand. We plan to introduce additional team building packages (e.g., cooking classes, wine tastings, etc.) to further expand the menu of private events options. We have also made investments in our private event sales team, enabling the team to continue executing at a high level while also focusing on tourism, convention, and national account markets.
Enhance the Experiential Offerings and Deliver Exceptional Service
Pinstripes consistently delivers an incredible experience with exceptional service, which helps support repeat customers. We are constantly refining our service offerings and customer engagement to optimize the customer experience. We plan to introduce a loyalty program and bowling and bocce gamification, whereby users can play bowling and bocce on a mobile device, to drive the cross-utilization of events and open play. We will also continue to refresh the appearances of older locations and we plan to re-introduce bowling and bocce tournaments, limoncello-making contests, and offer more live music.
Increase Brand Awareness
We have implemented several corporate and local marketing strategies that we believe will serve as a valuable foundation to increase brand awareness and drive traffic to our one-of-a kind locations across the country. Our corporate marketing initiatives consist of robust monthly marketing strategies highlighting unique offerings such as holiday brunches, bottomless bowling and bocce, location anniversary events and more. We have also made significant improvements to drive digital connectivity with our customers through the redesign of our website, enhancing the user experience and the use of call-to-action elements to engage our customer base. The success of our marketing campaigns is enabled by our comprehensive customer relationship management tool and customer database of approximately 400,000 email addresses to effectively segment our audience and increase engagement, as of April 28, 2024. Additionally, we look forward to engaging our loyal customer base by growing our presence on social media platforms such as Instagram, Facebook, LinkedIn, TikTok and X (f/k/a Twitter).
Our local marketing strategies allow us to personalize the customer experience from initial discovery through experiencing our unique dining and entertainment offering firsthand. In each of the ten states and Washington D.C. where we operate, we have established strong partnerships with developers, influencers, local breweries and other stakeholders. These collaborations enable us to effectively reach consumers who are less receptive to large-scale corporate marketing campaigns. Each location is assigned a team of dedicated marketing ambassadors who increase brand awareness through market-specific channels such as local events, festivals and fairs. We also participate in strategic marketing outreach to local businesses and organizations such as schools, condominiums and corporate offices, which bring our brand front and center throughout consumers’ everyday lives.
Our diverse multichannel marketing strategy is supported by additional initiatives such as in-venue print and digital graphics, third-party advertising, traditional media (print and direct mail), tourism organization partnerships and more.
Expand Margins Through Continued Operational Improvements and Leveraging Our Infrastructure
As we continue to scale the business, we plan to capitalize on several key operational efficiencies expected to enhance our margin profile including:
•Menu Optimization: We evaluate our core menu every six months and produce analytics on product mix, comparative analysis and guest reviews. Leveraging this data, we routinely optimize our menu by streamlining the item preparation process while maintaining the highest quality for our guests. Additionally, the continued momentum of new, high-margin items such as bottomless mimosas, big ballers, tuna poke and more creates exciting opportunities for further margin expansion.
•Operating Efficiencies: Our team has identified multiple opportunities across the organization to improve operational efficiency. We are actively managing costs by changing the pay structure for event sales team members, as well as periodically refining vendor pricing to optimize purchasing. We also plan to capture additional efficiencies through updating hours of operations for busier dayparts and re-evaluating how lanes are assigned to events versus open play to maximize seating.
•Technology Initiatives: Our comprehensive technology ecosystem allows us to leverage real-time data from cloud-based platforms to provide a seamless operational user experience. We continue to look for ways to improve our technology infrastructure as seen by the recent additions of five new technology platforms since 2020. For further discussion see the section below entitled “Information Technology.” As a result of our significant investment in these tools, we believe we are exceptionally well-equipped to capitalize on our key growth initiatives, including new venue openings, with only a modest amount of additional selling, general and administrative costs.
•Increase Gaming Mix: Gaming has limited incremental costs, presenting a significant opportunity to increase our overall profitability. We plan to increase gaming revenue through the enhanced aesthetics of our bowling and bocce areas, the implementation of cutting-edge projection mapping technology to create immersive experiences and the incorporation of innovative variations of bowling such as Angry Birds and Horse to complement our traditional 10-pin bowling offering.
Our Business and Operations
Management
We believe that high-quality management is critical to our long-term success. We issue detailed operations manuals covering all aspects of operations, as well as food and beverage manuals that detail the preparation procedures for our recipes. Each of our locations is managed by that location’s general manager, head chef and event sales team, who collectively manage a total of approximately 100 PinMembers per location, as of April 28, 2024. At each location, we have a specialized team focused on event sales, consisting of approximately four to six team members per location, which are responsible for selling, booking, and detailing private events. Each location has approximately four front of the house managers that report to the general manager, and approximately four sous chefs that report to the head chef.
Human Capital Management
Our PinMembers are the heart of the Company. We depend on our PinMembers to provide great service and maintain consistently strong operations. Our ability to attract and retain an engaged and experienced team is critical to the successful execution of our business strategies. While we continue to operate in a competitive labor environment, we believe our culture, policies, and labor practices contribute to strong relations with our PinMembers.
We have assembled a dedicated team that provides exceptional service across a broad range of experiences, providing the foundation for our further growth. This team delivers the Pinstripes experience across our nationwide footprint. We have successfully recruited talent from many well-known hospitality and retail companies, and our talent pipeline of future Pinstripes leaders is further augmented by annual recruiting visits to over twenty of the best colleges and universities across the U.S. Throughout the year, we provide substantial training opportunities with a focus on continued development, and we maintain a culture of excellence and team dedication.
As of April 28, 2024, Pinstripes had approximately 1,800 employees, of whom approximately 1,500 were hourly team members, 250 were managers and 50 were corporate team members. Our culture is guided by our mission statement, which is to maintain a passionate and dedicated team culture that consistently delivers guests extraordinary dining and entertainment experiences. This mission statement is executed by our PinMembers, who are to adhere to the following six commitments:
•Positive Mental Attitude: PinMembers exude positive mental attitudes in their interactions with each other and guests. This is shown through their personalities, professionalism, and constant desire to create a positive environment.

•Hunger for Knowledge: We believe that our ability to continuously improve stems from our culture of learning. PinMembers constantly strive to gain deeper knowledge not only in food and wine, but also in the subtleties and varieties of what Pinstripes offers our guests.
•Teamwork: PinMembers embody the culture of teamwork and camaraderie. Our unique system requires every PinMember to trust each other and to perform at the highest level in order to accommodate every guest’s needs.
•Image: PinMembers uphold high standards of professionalism and integrity towards guests and coworkers in every situation
•Efficiency: Resources should not be wasted and PinMembers should always work to be efficient. Efficiency increases productivity.
•Fun: We believe each PinMember has the ability to create the Pinstripes experience with their personality in order to enhance a fun experience.
We believe we hire the best talent available and retain them by fostering an environment of respect, guided by our core commitments and mission statement. We strive to offer an atmosphere of inclusion and belonging for all. We are committed to providing equal opportunities and seek to ensure equity in hiring, development and advancement.
We invest significant resources to ensure our PinMembers receive best-in-class training in order to maximize their potential. We encourage the career advancement of our PinMembers and encourage internal promotion, with a significant percentage of our managers being formerly hourly wage employees. In addition to seeking to hire from within, we also focus on recruiting graduates from some of the top hospitality management programs across the country by offering competitive compensation and training programs.
Advertising and Marketing
We use advertising and marketing to build awareness and strengthen our brand. Our marketing efforts consist primarily of paid digital advertising (through Google Adwords, Instagram and Facebook), direct mailing, email marketing, newspaper advertising and billboards, and partnerships with social media influencers. In addition, each location has a dedicated four to six person event sales team. Our special events programs are supported by targeted print and online media plans, as well as promotional incentives at appropriate times during the year. Our event sales team also engages in direct outreach to both potential corporate customers as well as community organizations such as schools, chambers of commerce, churches, synagogues, wedding and private party planners and wedding dress salons to increase awareness of Pinstripes as a private events venue and to generate bookings. In addition, we have online booking to provide additional convenience for our customers to be able to book events.
When planning the opening of a new location, we focus primarily on hiring an event sales team approximately four to five months prior to opening in order to pre-book events. While we initially focus primarily on private events marketing, we also engage in traditional forms of marketing such as press releases, updating our website to generate excitement about our new location, and partnering with the location’s developer to publicize the opening. We will also routinely hire a local public relations firm to further enhance our marketing efforts in connection with the opening of a new location. On opening day of a new location, we typically host a grand opening party, inviting approximately 1,500 to 2,000 people, including community leaders such as the mayor of the locality. For example, on September 22, 2023, we held a grand opening party for our new Topanga, CA location and received over 2,700 RSVPs. Our advertising and marketing efforts in a new location are tailored to each specific location, with higher spending and focus on locations opening in new states or regions where we do not have other Pinstripes locations and therefore lack awareness of our brand.
We also seek to drive additional traffic to our locations through special events and promotions, such as happy hours, monthly barbecues, multi-course dinners with wine or beer pairings, New Year’s Eve, Halloween, Mardi Gras and Super Bowl parties, live music nights, movie nights, Santa Clause meet and greets, influencer fan meet and greets, bowling and bocce tournaments, art exhibitions and wedding showcases with wedding planners.
Finally, Pinstripes leverages the power of traditional advertising through hotel programs, digital and print media, coupons and on-site events. By capitalizing on hotel programs, Pinstripes targets hotel guests seeking dining experiences outside their accommodations, offering the convenience of both culinary and gaming entertainment. Traditional advertising plays a pivotal role in our marketing campaign by driving profitability by increasing brand awareness through television, print media, digital platforms, banners, pamphlets, and websites. Additionally, Pinstripes utilizes coupons to entice customers with discounts and value-added benefits and also to boost brand recognition and market presence. Through on-site event marketing campaigns, whether by hosting networking events or partnering with external entities, Pinstripes creates immersive live experiences that enhance brand visibility, loyalty and sales. These events allow for meaningful connections with customers, prospects and partners while showcasing our establishment’s ambience, cuisine, gaming options and services, fostering brand loyalty and increasing sales. By employing a targeted mix of advertising strategies, we aim to continue to drive sales and influence customer preferences.
Sourcing and Supply Chain
We believe we have established excellent long-term relationships with our key food product supplier, Sysco Corporation (“Sysco”), and our key restaurant equipment supplier, Edward Don & Company (“Edward Don”), which has allowed us to develop a reliable supply chain. We currently plan on continuing to rely on Sysco’s and Edward Don’s nationwide wholesale distribution networks as we execute our expansion plans and open new locations in various parts of the United States, while supplementing with certain other nationwide and local suppliers. As part of our mission to be viewed as a local player despite being a nationwide brand, we continuously curate our wine and craft beer lists, with the goal of offering choices from local wineries, breweries and distilleries at each of our locations.
Food Safety and Quality Assurance
We strive to maintain quality and consistency at our locations through careful training and supervision of personnel and adherence to standards established for food and beverage preparation, maintenance of facilities and conduct of personnel. We are also committed to food safety. We have an extensive food safety site inspection process to ensure food safety across all our locations. Our procedures are designed to mitigate the risk of contamination and food-borne illness and to ensure compliance with regulatory requirements and industry standards. In addition, we perform routine management reviews, third-party health inspections and food safety audits and are subject to random regulatory agency inspections.
Competition
Our competition can be grouped into three main categories: dining and entertainment combination businesses, private events venues and restaurants. Our competitors within the dining and entertainment combination businesses category offer a broad spectrum of entertainment options at various price points. Our competition within the private events category includes dining and entertainment combination businesses, private events venues and restaurants, in addition to hotels and banquet facilities. Our competition within the traditional restaurant industry includes a wide variety of locally owned restaurants and national and regional chains, ranging from fast casual to upscale dining. We also generally compete for customers’ discretionary entertainment dollars with providers of out-of-home entertainment, including movie theaters, sporting events, bowling alleys, sports activity centers, arcades and entertainment centers, night clubs and theme parks.
We believe there are several key differentiating elements of our brand that create one-of-a-kind experiences for our customers and help position us relative to the competitive landscape. These elements include our authentic, Italian-American bistro experience and award-winning wine list, timeless gaming and entertainment offerings centered around bowling and bocce, and our unique and dynamic gathering spaces designed for a multitude of events including weddings, birthdays, anniversaries, social gatherings, and corporate events.
Seasonality
We operate on a 52-week or 53-week fiscal year that ends on the last Sunday of April. In our 52-week fiscal year, the first, second and third fiscal quarters each contain twelve weeks and the fourth fiscal quarter contains sixteen weeks. In our 53-week fiscal year, the first, second and third fiscal quarters each contain twelve weeks and the fourth fiscal quarter contains seventeen weeks.
Our revenues are influenced by seasonal shifts in consumer spending. Typically, our average sales per location are highest during the holiday season (specifically, the period from the last week of November to the second week of January) and summer, and lowest in the winter (excluding the holiday season) and the fall. This seasonality is due to increases in spending and private events during the holiday season, followed by continued increased activity as the weather improves in the spring and summer. The fall and winter are our lowest sales seasons due to the fact that the weather is typically deteriorating and children are returning to school. Additionally, holidays, changes in the economy, severe weather and similar conditions may impact sales volumes seasonally in some operating regions. Due to the historical seasonality of our business and these other factors, financial results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.
Information Technology

We have implemented technology-enabled business solutions to improve financial control, cost management, guest service and employee effectiveness. Our strategy is to fully integrate systems to drive operational efficiencies and enable our teams to focus on operational excellence. All of our locations use computerized management information systems, which we believe are scalable to support our future growth plans. These systems are designed to enable functionality, improve operating efficiencies, provide us with timely access to financial and marketing data and reduce location and corporate administrative time and expense. In addition, our in-location systems are used to process customer orders, credit card payments, employee time-keeping and scheduling.
We utilize Sevenrooms as our online reservation system provider, offering a comprehensive solution for managing reservations across our bowling, bocce, and dining services. With Sevenrooms’ capabilities, we can efficiently handle various types of reservations, ensuring our customers have a seamless experience and booking process. We have also expanded to include online ordering for delivery or pickup; these services may be accessed through our user-friendly website or through our delivery partners, which include UberEats, Doordash, and Postmates. By leveraging technology and strategic partnerships, we aim to expand our customer base and provide a range of convenient options.
We have successfully implemented an array of new technology tools at Pinstripes. Since 2020, we have launched five new technology platforms that have helped us streamline our operations. These include Fourth Analytics, a tool used to warehouse and analyze our data; Micros Simphony, a point-of-sale system; Olo, an online ordering system; Kickfin, a cashless tipping software; and Restaurant 365, an accounting and inventory system. Tripleseat, our event booking system, has been optimized through its integration with Salesforce to reduce manual entry and increase the efficiency of our sales process. We have used KnowledgeForce to run a “secret shopper program,” which is a program where paid guests observe and report on their experience at Pinstripes. Additionally, the introduction of LinkedIn Navigator has helped our sales team in its outreach efforts by connecting our sales team with decision makers nationwide. To enhance PinMembers’ work-life balance, we have also launched Hotschedules to increase scheduling transparency and offer one day of remote work per week. Lastly, Google Classroom centralizes training programs and reduces the time spent onboarding. Collectively, these technology tools have increased operational efficiency across our business and reflect our dedication to innovation and excellent service delivery.
Intellectual Property
As of April 28, 2024, Pinstripes has one domestically registered trademark “Pinstripes”. This trademark is registered in multiple trademark classes, including for restaurant services, food services and non-alcoholic beverages. Pinstripes also owns the domain www.pinstripes.com. Our ability to implement our business plan successfully depends in part on our ability to further build brand recognition using our trademarks, service marks, proprietary products and other intellectual property, including our name and logos and the unique character and atmosphere of our locations. We rely on trademark and trade secret laws, as well as license agreements to protect our intellectual property.
Government Regulations and Environmental Matters
We are subject to extensive federal, state and local government regulation, including those relating to, among others, health care legislation, building and zoning requirements and laws and regulations relating to the preparation and sale of food. Such laws and regulations, including local ordinances, which often vary among jurisdictions, are subject to change from time to time. Failure to comply with these laws and regulations could adversely affect our operating results. Typically, licenses, permits and approvals under such laws and regulations must be renewed annually and may be revoked, suspended or denied renewal for cause at any time if governmental authorities determine that our conduct violates applicable regulations. Failure to obtain or retain food or other licenses and registrations or exemptions would adversely affect the operations of our locations. Although we have not experienced and do not anticipate experiencing any significant problems in obtaining required licenses, permits, registrations, exemptions or approvals, any difficulties, delays or failures in obtaining such licenses, permits, registrations, exemptions or approvals could delay or prevent the opening of, or adversely impact the viability of, a location in a particular area. The development and operation of locations depend, to a significant extent, on the selection of suitable sites, which are subject to zoning, land use, environmental, traffic and other regulations and requirements. We are also subject to licensing and regulation by state and local authorities relating to health, sanitation, safety and fire standards. We believe federal and state environmental regulations have not had a material effect on operations, but more stringent and varied requirements of local government bodies with respect to zoning, land use and environmental factors could delay construction and increase development costs for new locations.
We are also subject to the Fair Labor Standards Act, the Immigration Reform and Control Act of 1986 and various federal and state laws governing such matters as minimum wages, overtime, unemployment tax rates, workers’ compensation rates, citizenship requirements and other working conditions. We are also subject to the Americans with Disabilities Act (the “ADA”), which prohibits discrimination on the basis of disability in public accommodations and employment, which may require us to design or modify our locations to make reasonable accommodations for disabled persons.
Approximately one-third of our food and beverage revenue is attributable to the sale of alcoholic beverages. Alcoholic beverage control regulations require each of our locations to apply to a state authority and, in certain locations, county or municipal authorities for a license that must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of daily operations of our locations, including the minimum age of patrons and employees, hours of operation, advertising, trade practices, wholesale purchasing, other relationships with alcohol manufacturers, wholesalers and distributors, inventory control and handling, storage and dispensing of alcoholic beverages. We are also subject in certain states to “dram shop” statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. We carry liquor liability coverage as part of our existing comprehensive general liability insurance.
In California, we are subject to the Private Attorneys General Act, which authorizes employees to file lawsuits to recover civil penalties on behalf of themselves, other employees and the State of California for labor code violations.
A significant number of our hourly staff members receive income from gratuities. Many of our locations participate voluntarily in a Tip Reporting Alternative Commitment (“TRAC”) agreement with the Internal Revenue Service. By complying with the educational and other requirements of the TRAC agreement, we reduce the likelihood of potential employer-only Federal Insurance Contributions Act tax assessments for unreported or underreported tips.
For a discussion of the various risks we face from regulation and compliance matters, see the risk factors entitled “We are subject to many federal, state and local laws with which compliance is both costly and complex” and “Our business is subject to risks related to our sale of alcoholic beverages.”
Management
The business and affairs of Pinstripes is managed by or under the direction of our board of directors (the “Board”). The following table lists the names, ages as of April 28, 2024, and positions of the persons who serve as executive officers, directors and/or key employees of Pinstripes.

Name	Age	Position(s)
Dale Schwartz	63	Chairperson of the Board, President and Chief Executive Officer
Anthony Querciagrossa	39	Chief Financial Officer
Diane Aigotti	59	Independent Director
Jack Greenberg	81	Independent Director
Daniel P. Goldberg, MD	63	Independent Director
Jerry Hyman	68	Independent Director
Larry Kadis	75	Independent Director
George Koutsogiorgas	70	Independent Director
Information regarding the persons who serve as executive officers, directors and key employees of Pinstripes is set forth below:
Executive Officers and Directors
Dale Schwartz founded Pinstripes in 2006 and has served as Pinstripes’ Chief Executive Officer since inception and Chairperson of the Board since inception. From 2000 until 2006, Mr. Schwartz was a co-founder and Co-Chief Executive Officer of Pharmaca Integrative Pharmacy, Inc., a natural pharmacy retailer. From 1997 to 2000, Mr. Schwartz served as Chief Executive Officer of Infigen, Inc., a private biotechnology company developing its proprietary nuclear transfer/cloning and genomic technologies. From 1991 to 1996, he served as Chief Financial Officer of Ribozyme Pharmaceuticals, Inc., a biotechnology company commercializing its Nobel Prize-winning genetic engineering technology. From 1987 to 1990, Mr. Schwartz was a Principal with Odyssey Partners, L.P., a private limited partnership engaged in leveraged buyouts, venture capital and recapitalizations. From 1983 to 1985, he was an Analyst in Morgan Stanley’s Mergers & Acquisitions group, and from 1979 to 1988, he held the role of founder and President of D&J Sealcoating, Inc., an asphalt sealcoating company. Mr. Schwartz received a Bachelor of Arts degree from Colgate University and a Master of Business Administration degree from Harvard Business School. Mr. Schwartz is qualified to serve on the Board because of his role as founder and Chief Executive Officer of Pinstripes and because of his leadership and finance experience, including with other companies he founded prior to founding Pinstripes.
Anthony Querciagrossa has served as the Chief Financial Officer at Pinstripes since September 5, 2023. Mr. Querciagrossa has over 15 years of finance, business strategy and operational leadership experience. He began his career at General Electric in their Financial Management Program and was a part of the senior leadership team of GE’s Corporate Audit Staff. He later transitioned to Medline Industries, Inc., where he served as Vice President of Finance. From February 2018 until May 2019, he held the role of Group CFO at Filtration Group Inc. Mr. Querciagrossa then joined Purafil, Inc., serving as the company’s President from May 2019 until February 2022. After that, Mr. Querciagrossa served as President of Columbus Industries, Inc., a private equity-backed residential filtration manufacturer with operations in the U.S., Mexico and Europe, from February 2022 until August 2023. Mr. Querciagrossa holds a Bachelor of Science degree in finance from Northern Illinois University and is the president of the NIU Executive Club.
Diane Aigotti has served as a member of the Board since December 2023. Ms. Aigotti served as Executive Vice President, Managing Director and Chief Financial Officer of Ryan Specialty Group, LLC, a global insurance services organization, from January 2010 to March 2021. Prior to joining Ryan Specialty Group, Ms. Aigotti served as Senior Vice President, Chief Risk Officer and Treasurer of Aon plc (f/k/a Aon Corp.) from 2000 to 2008. Earlier in her career, she served as the Vice President of Finance at The University of Chicago Hospitals and Health System from 1998 to 2000 and as Budget Director for the City of Chicago from 1995 to 1997. Since 2021, she has served on the board of OneDigital Health and Benefits, Inc., which provides consulting and technology solutions to employers for their employees’ health and welfare benefits, since 2017, she has served on the board and as Audit Committee Chair of GATX Corporation (NYSE: GATX), a global railcar lessor. Ms. Aigotti is qualified to serve on the Board because of her extensive financial expertise, including regarding capital markets transactions, financial reporting and internal controls as well as her substantial expertise in key areas such as financial planning and reporting, operations, risk management, treasury management, mergers and acquisitions, information technology, and tax regulatory compliance. Ms. Aigotti holds a Bachelors of Arts degree in economics and political science from St. Mary’s College and a Masters of Business Administration degree from the University of Notre Dame.
Jack Greenberg has served as a member of the Board since 2008. Mr. Greenberg is the former Chairman and Chief Executive Officer of McDonald’s Corporation (NYSE: MCD), a publicly traded global food service retailer, having served as McDonald’s Chairman from May 1999 and its Chief Executive Officer from August 1998, in each case until his retirement in 2002, as well as Vice Chairman from 1991 until 2006, President of McDonald’s USA from 1996 until 1998, and Executive Vice President and Chief Financial Officer from 1982 to 1996. Mr. Greenberg also previously served on the board of InnerWorkings, Inc., a publicly traded company that procured, managed and delivered printed products, from October 2005 until its acquisition in October 2020, including service as Chairman of the Board from June 2010 to April 2018 and from September 2018 until October 2020. Mr. Greenberg also previously served on the boards of IQVIA from 2016 until April 2019 and Quintiles Corporation from 2002 to 2016, and held the role of Chairman in 2016, was Chairman of The Western Union Company from 2009 until his retirement in 2017, and served as a Director of The Allstate Corporation and of Hasbro, Inc. from 2000 until 2015 and as a Director of Manpower, Inc. from 2003 until 2014. Before joining McDonald’s in 1982, Mr. Greenberg was a Partner and Director of Tax Services for both the Midwest Region and Chicago office of Arthur Young & Company, and served on the firm’s management committee. From 1996 until the present, Mr. Greenberg has served on the board of the Field Museum, a natural history museum in Chicago, IL. Mr. Greenberg also serves on the board of the Institute of International Education, a nonprofit organization that focuses on international education and exchange programs, and has held this role since 2003. He also has served as a Trustee on the board of trustees at DePaul University since 1978. From 2003 until 2013, he served on the Executive Committee of the Chicago Community Trust, a philanthropic organization that aims to address critical needs in the Chicago area.
Mr. Greenberg is a member of the American Institute of Certified Public Accountants, the Illinois CPA Society and the Chicago Bar Association. Mr. Greenberg’s civic involvement includes service on the board of DePaul University, where he previously served as Chairman of the Institute of International Education. Mr. Greenberg is a graduate of DePaul University’s School of Commerce and School of Law. Mr. Greenberg is qualified to serve on the Board because of his extensive management experience, food industry experience and significant public company experience, which, along with being a certified public accountant and an attorney, provide additional value and perspective to the Board.
Daniel P. Goldberg has served as a member of the Board since its inception. Dr. Goldberg is a retired board-certified plastic and reconstructive surgeon. Post-retirement, Dr. Goldberg has been involved in private investing, focusing on small, burgeoning medical and non-medical companies. Dr. Goldberg is the founder of the Hurlingham Clinic for Plastic Surgery in London, where he served as Director and Surgeon-in-Chief from 1998 until the clinic was sold in 2006. Prior to this role, Dr. Goldberg served as Assistant Professor of Surgery at Case Western Reserve University, Staff Surgeon at University

Hospitals in Cleveland and Chief of Plastic Surgery at the Veterans Administration Hospital of Cleveland from 1995 to 1998. He also serves as an Adviser and a Director on the board of Landsdowne Labs since 2018. Dr. Goldberg is a Fellow of the American Board of Plastic Surgery and holds a Bachelor of Science degree from Northwestern University, a Doctorate of Medicine from Northwestern University’s Feinberg School of Medicine and is a graduate of the Harvard Business School. Dr. Goldberg is qualified to serve on the Board because of his expansive management and business experience, along with his deep knowledge of the Pinstripes brand, culture and company.
Jerry Hyman has served as a member of the Board since December 2023. Previously, he served as the Chairman of Banyan from its inception in March 2021 to December 2023. Mr. Hyman is a foodservice industry veteran who previously served as Vice Chairman of TriMark USA until 2023, as Chairman of TriMark USA from 2020 to June 2022 and as Chief Executive Officer of TriMark USA from 2003 to January 2020. Mr. Hyman joined the business that became TriMark USA in 1981. In addition, from 2008 until January 2020, Mr. Hyman served as President and member of the board of directors of NexGen Procurement Corp., a unique industry buying group. Mr. Hyman has also served as a Director of Delorios Foods since 2019. Mr. Hyman holds a Bachelor of Arts in psychology from Cornell University. Mr. Hyman is qualified to serve on the Board because of his public company experience and experience as a food service industry executive, including 17 years as Chief Executive Officer of TriMark USA.
Larry Kadis has served as a member of the Board since 2008. Mr. Kadis is also the Chief Executive Officer of Federal Equipment Company (“FEC”), a global leader in supplying, processing and packaging equipment to the pharmaceutical and chemical industries, having been with FEC since 1971. Mr. Kadis has served on the boards of, and has held leadership positions at, numerous non-profit organizations, including the Jewish Federation of Cleveland, ORT America, a global education network, where he has served as its President from 2016 until 2020, and World ORT, where he served on the board of directors from 2014 until 2020. Mr. Kadis attended the University of Cincinnati and is an alumnus of the Wexner Heritage Program. Mr. Kadis is qualified to serve on the Board because of his executive leadership experience, board experience and substantive knowledge of the Pinstripes brand.
George Koutsogiorgas has served as a member of the Board since 2008. Mr. Koutsogiorgas is the President and Chief Executive Officer of VPC Pizza Operating Corp., the parent company of Giordano’s, a national operator and franchisor of a pizza-centric restaurant group with 65 restaurants in nine states. Mr. Koutsogiorgas was appointed President and Chief Executive Officer of VPC Pizza Operating Corp. in November 2011, when Victory Park Capital Advisors (VPC), a Chicago-based private equity company, acquired Giordano’s. Previously, between 2005 and 2011, Mr. Koutsogiorgas served as President and Chief Operating Officer of Go Roma, a fast casual restaurant group which he had co-founded and later sold to GESD Capital Partners, LLC, a San Francisco-based private equity company. During the same time, he also served as President and Chief Operating Officer of Austin Entertainment Center, LLC, a family entertainment company in the portfolio of companies controlled by GESD Capital Partners, LLC. From 1996 to 2005, Mr. Koutsogiorgas served in various executive positions, including Vice President of Operations and Chief People Officer for Maggiano’s Little Italy, a restaurant group which is owned by Brinker International, a Dallas-based, publicly owned corporation, that is also the owner Chili’s Grill and Bar. Between 1990 and 1996, Mr. Koutsogiorgas served in leadership positions at Lettuce Entertain You Enterprises (LEYE), a Chicago-based, privately owned multi-concept restaurant group. He was instrumental in the development of two successful restaurant concepts, Papagus Greek Taverna, and Maggiano’s Little Italy. In April of 1994, Mr. Koutsogiorgas was appointed Managing Partner and Vice President of Operations by the board of directors of Lettuce Entertain You Enterprises, and two years later, in 1996, when the company sold Maggiano’s Little Italy to Brinker International, Mr. Koutsogiorgas transitioned to a senior executive position with the new parent of Maggiano’s Little Italy.
Mr. Koutsogiorgas holds a Bachelor of Arts degree from the University of Athens, in Greece. He continued his studies in Political Science and Public Administration at Southern Methodist University (SMU), in Dallas, Texas, where he graduated with a Master of Arts degree. Mr. Koutsogiorgas is qualified to serve on the Board because of his vast experience in the hospitality sector, coupled with his astute leadership skills and board member experience.
Available Information
Our website address is www.pinstripes.com. We file reports with the SEC, which are available on our website free of charge. These reports include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 filings on Form 3, Form 4, and Form 5, and other related filings and exhibits, including any amendments to such reports, each of which is provided on our website free of charge as soon as reasonably practical after we electronically file such materials with or furnish them to the SEC. The SEC also maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information that we file electronically with the SEC. The contents of our website are not incorporated in, or otherwise to be regarded as part of, this Annual Report.

Item 1A. Risk Factors
We are subject to various risks that may materially harm our business, prospects, financial condition and results of operations. Before making an investment decision, you should carefully consider the risks described below, together with the other information included in this Annual Report. Unless the context otherwise requires, any reference in the below subsection of this Annual Report to the “Company,” “we,” “us,” “our” and “Pinstripes” refers to Pinstripes, Inc. and its consolidated subsidiaries prior to the consummation of the Business Combination and to Pinstripes Holdings, Inc. following the consummation of the Business Combination. You should also carefully consider the following risk factors in addition to the other information included in this Annual Report, including matters addressed in the section entitled “Cautionary Note Regarding Forward-Looking Statements.” We may face additional risks and uncertainties that are not presently known to us, or that we currently deem immaterial, which may also impair our businesses or financial condition.
Summary of Risk Factors
Below is a summary of the principal factors that make an investment in the Company speculative or risky. This summary does not address all of the risks we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below and should be carefully considered, together with other information included in this Annual Report.
Risks Related to Our Business and Operations
•the experiential dining and entertainment market in which we operate is highly competitive;
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
•increased labor costs or shortages;
•Future pandemics or natural disasters may disrupt our business, results of operations and financial condition;
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
•our management has identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future;
Regulatory and Legal Risks
•we are subject to many federal, state and local laws with which compliance is both costly and complex;
•a liquid and established trading market may not develop for the Class A Common Stock;
Risks Related to Our Company and Our Organizational Structure

•pursuant to the Director Designation Agreement, Dale Schwartz, our Chairman, President and Chief Executive Officer, has the right to designate a specified number of directors (initially four of seven) to the Board and will retain certain other governance rights so long as he continues to beneficially own a certain number of shares of Class A Common Stock, and his interests may conflict with ours or our stockholders’ in the future;
•we are an “emerging growth company” and a “smaller reporting company” within the meaning of the Securities Act, and this could make our securities less attractive to investors;
Risks Related to the Ownership of our Securities
•if we are unable to satisfy our obligations as a public company, we would face possible delisting, which would result in a limited public market for our securities;
•a portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future; and
•our business and operations could be negatively affected if we become subject to any securities litigation or stockholder activism.
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
One of the key means of achieving our growth strategies will be through opening and operating new locations in the United States on a profitable basis for the foreseeable future. As of April 28, 2024, we have 17 existing operational locations, and we currently plan to open five new locations in fiscal year 2025. To accomplish these goals, we must identify appropriate markets where we can enter or expand, taking into account numerous factors such as the location of our current locations, demographics, traffic patterns and information gathered from our experience. We may not be able to open our planned new locations within budget or on a timely basis, if at all, given the uncertainty of these factors, which could adversely affect our business, financial condition and results of operations. Additionally, as we operate more locations, our rate of expansion relative to the size of our location base will eventually decline.
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
•the failure of landlords and real estate developers to timely deliver real estate to us;
•the proximity of potential sites to existing locations, and the impact of cannibalization on future growth; and
•the cost and availability of capital to fund construction costs and pre-opening expenses.
Further, we may not correctly analyze the suitability of a location or anticipate all of the challenges imposed by expanding our operations, and the lack of development and overall decrease in commercial real estate due to the current macroeconomic downturn may lead to increased costs for commercial real estate. In addition, as has happened when other experiential dining and entertainment concepts have tried to expand, we may find that our concept has limited appeal in new markets or we may experience a decline in the popularity of our concept in the markets in which we operate. If we do not timely open new locations, including those under construction and scheduled to open in fiscal year 2025, or if we are unable to otherwise expand in existing markets or profitably penetrate new markets, our ability to meet our growth expectations or otherwise increase our revenues and profitability may be materially harmed or we may face losses.
We may encounter disruptions or delays in the construction of our facilities, which may impair our ability to grow.
We are subject to several risks in connection with the construction of our facilities, including the availability and performance of engineers and contractors, suppliers, and consultants, the availability of funding and the receipt of required governmental approvals, licenses and permits, which could be delayed. We have previously experienced delays related to the opening of certain of our existing locations and it is possible we may experience similar delays in the future. As of April 28, 2024, we had two locations under construction and planned for opening through early fiscal 2025. We are starting construction on three additional locations in fiscal 2025 and expect the locations to be opened by the end of fiscal 2025. Any delay in the performance of any one or more of the contractors, suppliers, consultants or other persons on whom we are dependent in connection with our construction activities, a delay in or failure to receive the required governmental approvals, licenses and permits in a timely manner or on reasonable terms or a delay in or failure in connection with the completion and successful operation of the operational elements in connection with construction could delay and negatively affect our ability to meet our growth expectations or otherwise increase our revenues and profitability. In addition, certain of our construction contracts and leases contain co-tenancy provisions that may limit our ability to open newly constructed locations if construction related to our co-tenants’ facilities has not finished. We currently anticipate higher revenues in the first and second years of operations for certain of our locations under construction compared to our historical first and second year revenues following the openings of our existing locations, due to the forecasted foot traffic we expect to have at such locations and the anticipation that the new locations will allow us to operate outdoors all year round.
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
Payments under our operating leases account for a significant portion of our operating expenses. For example, total rental payments under operating leases were approximately $25.5 million, or 23% of our total revenues in fiscal 2023 and were $28.2 million, or 24% of our total revenues in fiscal 2024. In addition, as of April 28, 2024, we were a party to operating leases requiring future minimum lease payments of approximately $106.3 million in the aggregate through the next five years and approximately $85.9 million in the aggregate thereafter, inclusive of interest (see Note 9). We expect that we will lease any new locations we open under operating leases. Our substantial operating lease obligations could have significant negative consequences, including:
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
All locations operated by us as of April 28, 2024 were operated on leased property. The leases typically provide for a base rent plus costs associated with maintenance and taxes and, in some instances, provide for the respective landlord to receive a percentage of the gross receipts above a certain threshold earned at the location governed by such lease. In the event we decide not to renew a lease at a specific location, prior written notice to the landlord is required pursuant to the timeframes prescribed in our various leases. A decision not to renew a lease for a location could be based on a number of factors, including, without limitation, an assessment of the area in which the location is situated and the nature and quality of nearby tenants. In addition, macroeconomic conditions, among other factors, may cause our landlords to be unable to obtain financing or remain in good standing under their existing financing arrangements, resulting in failures to pay required tenant improvement allowances or satisfy other lease covenants to us. We may choose not to renew, or may not be able to renew, certain of such existing leases, including if the capital investment then required to maintain the location is not justified by the return on the required investment. If we are not able to renew the leases at rents that allow such locations to remain profitable as their terms expire, the number of such locations may decrease, resulting in lower revenue from operations, or we may relocate a location (with the precise destination of such new location potentially being subject to restrictive covenants or non-compete provisions contained in certain leases), which could subject us to construction and other costs and risks, including, without limitation, the accelerated repayment of the outstanding balances of any applicable promissory notes or landlord-provided allowances and/or loans. In either case, our business, results of operations and financial condition could be adversely affected.
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
Our profitability also is adversely affected by increases in the price of utilities, such as natural gas, electricity and water, whether as a result of inflation, shortages or interruptions in supply, or otherwise. Our ability to respond to increased costs by increasing prices or by implementing alternative processes or products will depend on our ability to anticipate and react to such increases and other more general economic and demographic conditions, as well as the responses of our competitors and customers. All of these changes may be difficult to predict and many of these risks are beyond our control. Any resulting increased costs for food commodities or energy could adversely affect our business, results of operations and financial condition.
Changes in the cost of labor could harm our business.
Increases in wage and benefits costs, including as a result of increases in minimum wages and other governmental regulations affecting labor costs, may significantly increase our labor costs and operating expenses and make it more difficult to fully staff our restaurants. From time to time, legislative proposals are made to increase the minimum wage at the United States federal, state, and local levels, such as recent minimum wage increases in Cook County, Illinois and the City of Chicago, which came effective July 1, 2023, and California Assembly Bill No. 1228, which was signed into law in September 2023 and which increases the state’s minimum wage and creates a council to set minimum wages and recommend regulations to address working conditions and other matters in the broadly defined fast food industry. Because we employ a large workforce, any wage increases and/or expansion of benefits mandates will have a particularly significant impact on our labor costs. In addition, our suppliers, distributors, and business partners may be similarly impacted by wage and benefit cost inflation. For example, in April 2024, New York City announced an increase in the minimum wage for app-based food delivery workers that would be effective immediately and fully phased-in on April 1, 2025. If such trends continue, our suppliers, distributors and business partners may increase their prices for goods and services in order to offset their increasing labor costs.
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
We believe that our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified managers and team members to meet the needs of our existing locations and to staff new locations. A sufficient number of qualified individuals to fill these positions and qualifications may be in short supply in some geographic areas. Competition in those areas for qualified team members could require us to pay higher wages and provide greater benefits, especially in times of robust regional or national economic conditions. Any inability to recruit and retain qualified individuals may result in higher turnover and increased labor costs and could compromise the quality of our service, all of which could adversely affect our business, results of operations and financial condition. These factors could also delay the planned openings of new locations and could adversely impact our existing locations. Any such inability to retain or recruit qualified team members, increased costs of attracting qualified employees or delays in locations openings could adversely affect our business, results of operations and financial condition.
The COVID-19 pandemic created staffing complexities for us and other restaurant operators and, on March 15, 2020, as a result of the pandemic, all operations at our locations operating at the time were temporarily suspended. We have since reopened all of our locations in a new environment, filled with increased complexity for our employees and managers, a decreased applicant pool for all positions, safety concerns and ongoing staff call-outs and exclusions due to illness. Despite the removal of COVID-19 restrictions, there remains an aggressive competition for talent, wage inflation and pressure to improve benefits and workplace conditions to remain competitive, and the pandemic perpetuated an ongoing labor shortage and heightened labor relations issues. Due to future pandemics or natural disasters, we could experience a further shortage of labor and decrease in the pool of available qualified talent for key functions. Our existing wages and benefits programs, combined with the challenging conditions remaining after the COVID-19 pandemic, the volatile macroeconomic environment and the highly competitive wage pressure resulting from the current labor shortage, may be insufficient to attract and retain the best talent.

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
•low levels of unemployment, which have resulted in aggressive competition for talent, wage inflation and pressure to improve benefits and workplace conditions to remain competitive; and
•the so-called “great resignation” trend.
Our failure to recruit and retain new employees in a timely manner or higher employee turnover levels all could affect our ability to open new locations and grow sales at existing locations, and we may experience higher than projected labor costs.
Changes in economic conditions could materially affect our business, financial condition and results of operations.
Any significant decrease in consumer confidence, or periods of economic slowdown or recession and higher inflation rates, could lead to a curtailing of discretionary spending, which in turn could reduce our revenues and results of operations. Our business is dependent upon consumer discretionary spending and therefore, is affected by consumer confidence as well as the future performance of the economy. As a result, our results of operations are susceptible to economic slowdowns and recessions. Job losses, home foreclosures, investment losses in the financial markets, personal bankruptcies, credit card debt and home mortgage and other borrowing costs, declines in housing values, reduced access to credit, adverse economic or market conditions due to inflation and long-term changes in consumer behavior resulting from a resurgence of COVID-19 or the emergence of another unforeseen pandemic, amongst other factors, may result in lower levels of customer traffic in our locations, a decline in consumer confidence and a curtailing of consumer discretionary spending. We believe that consumers generally are more willing to make discretionary purchases during periods in which favorable economic conditions prevail. If economic conditions worsen, we could see deterioration in customer traffic or a reduction in the average amount customers spend in our locations. This could result in a reduction of staff levels, changes to our hours of operation, asset impairment charges and potential location closures, on a temporary or a permanent basis, as well as a deceleration of new location openings, any of which could adversely impact our revenues and results of operations.
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
•employment-related claims relating to alleged employment discrimination, wage and hour violations, labor standards or healthcare and benefit issues; or
•government or industry findings concerning our locations or restaurants operated by other food service providers or others across the food industry supply chain.
Also, there has been an increase in the use of social media and other platforms for online communications that provide individuals with access to a broad audience of consumers and other interested persons. Any negative publicity may be amplified by the use of platforms that enable guests to review our entertainment offerings, restaurants and food, such as

TripAdvisor and Yelp, among others. The availability of information on social media and other online communications platforms, and the impact of such information, can be virtually immediate. Many social media and other communications platforms immediately publish the content their subscribers, and participants can post often without filters or checks on the accuracy of the content posted. The opportunity for dissemination of information, including inaccurate information, is seemingly limitless and readily available. Information concerning us may be posted on such platforms at any time. Information posted may be adverse to our interests or may be inaccurate, each of which may harm our performance, prospects or business. The harm may be immediate without affording us an opportunity for redress or correction.
Ultimately, the risks associated with any such negative publicity or incorrect information cannot be completely eliminated or mitigated and may materially harm our reputation, business, results of operations and financial condition.
Food safety and food-borne illness incidents may have an adverse effect on our business by not only reducing demand but also increasing operating costs.
Food-borne illnesses and other food safety issues have occurred in the food industry in the past and could occur in the future. A negative report or negative publicity, whether related to one of our locations or to a competitor in the industry, may have an adverse impact on demand for our food and could result in decreased customer traffic to our locations, including as a result of a decrease in event bookings. A decrease in customer traffic to our locations as a result of any such health concerns or negative publicity could materially harm our reputation, business, results of operations and financial condition.
Furthermore, our reliance on third-party food suppliers and distributors increases the risk that food-borne illness incidents could be caused by factors outside of our control and that multiple locations would be affected rather than a single location. We cannot assure you that all food items will be properly maintained during transport throughout the supply chain, that such food items have not been tampered with and that our employees will identify all products that may be spoiled and should not be used in our locations. If our customers become ill from food-borne illnesses, we could be forced to temporarily close some locations. Furthermore, any instances of food contamination, whether or not at our locations, could subject us or our suppliers to a food recall pursuant to provisions enacted by the United States Food and Drug Administration (the “FDA”).
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
We depend on Sysco as our principal supplier of food products and on Edward Don as our principal supplier of restaurant equipment and supplies and have a limited number of other suppliers and distributors for our food products and other supplies. The cancellation of our arrangements with these suppliers or distributors or the disruption, delay or inability of these suppliers or distributors to deliver such products to our locations may adversely affect our business, results of operations and financial condition while we establish alternative distribution channels. Our current Master Services Agreement with Sysco, dated January 1, 2023 (the “Master Services Agreement”), has a three-year term and may be terminated upon the earlier of (1) ninety days written notice by either Sysco or us for a breach by the other party of any material provision of the Master Services Agreement, unless such breach is cured within such ninety day period, (2) immediately by Sysco if we fail to pay any amounts due to Sysco or if Sysco determines, in its sole judgment, that circumstances exist that will materially affect our ability to meet our financial obligations as they come due or (3) upon not less than sixty days written notice by Sysco if it determines that certain of our assumptions under the Master Services Agreement are not materially met. Our current Distribution Agreement with Edward Don, dated April 18, 2024, has an initial five-year term and is automatically renewable for successive one year periods unless either party gives the other ninety days written notice of its intent not to renew.
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
If our suppliers or distributors are unable to fulfill their obligations under their contracts and we are unable to identify alternative sources, we could encounter supply shortages and incur higher costs, each of which could adversely affect our business, results of operations and financial condition.
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
As part of our growth strategy, we may pursue opening locations internationally. We currently have no international locations, and as a result, we have no experience operating our business in international markets. Our ability to expand internationally will depend on the acceptance of our dining and entertainment concept in non-U.S. markets and on the adoption of consumer trends away from traditional brick-and-mortar retailers towards experiential shopping environments in such non-U.S. markets. It will also depend on the availability of high-quality real estate in international markets and our ability to lease property on terms acceptable to us. In addition, if we expand internationally, we will become subject to the risks of doing business outside the United States, including:
•changes in foreign currency exchange rates or currency restructurings and hyperinflation or deflation in the countries in which our potential licensees may operate;
•the imposition of restrictions on currency conversion or the transfer of funds or limitations on our ability to repatriate non-U.S. earnings in a tax effective manner;
•the presence and acceptance of varying levels of business corruption in international markets;
•the ability to comply with, or the impact of complying with, complex and changing laws, regulations and policies of foreign governments that may affect investments or operations, including foreign ownership restrictions, import and export controls, tariffs, embargoes, intellectual property and licensing requirements and regulations, increases in taxes paid and other changes in applicable tax laws;
•the difficulties involved in managing an organization doing business in different countries;
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
Any or all of these factors may adversely affect the performance of future locations in international markets. In addition, the economy of any region in which our international locations may be located may be adversely affected to a greater degree than that of other areas of such country or the world by certain developments affecting industries concentrated in that region or country. While these factors and their potential impact are difficult to predict, any one or more of them could lower our revenues, increase our costs, reduce our profits or disrupt our business.
New locations, once opened, may not be profitable, and the performance of our existing locations may not be indicative of future results.
Our results have been, and in the future may continue to be, significantly impacted by the timing of new location openings (often dictated by factors outside of our control), including landlord and real estate developer delays, associated location pre-opening costs and operating inefficiencies, as well as changes in our geographic concentration due to the opening of new locations. Our experience has been that labor and operating costs associated with newly opened locations for the first several months of operation are generally higher than costs associated with our existing locations, both in aggregate dollars and as a percentage of the locations’ sales. We may incur additional costs in new markets, particularly for labor, as well as marketing, which may impact the profitability of those locations as compared to our existing locations. Accordingly, the volume and timing of new location openings may adversely impact our business, results of operations and financial condition.
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
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges or opportunities, including the need to open additional locations, to develop new menu items or enhance our existing menu items, to enhance our operating infrastructure, and to satisfy the costs associated with being a public company. Accordingly, we may need to engage in equity or debt financings to secure additional funds. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, which could have a material adverse effect on our business, financial condition and results of operations.
We depend on our founder and will depend on other key personnel.
We depend on the leadership and experience of our founder and CEO, Dale Schwartz. Our development, success and growth to date has been, and we expect our future success and growth to be, highly dependent upon the personal efforts of Mr. Schwartz, and we expect our future success and growth will also be dependent on the efforts of other members of senior management and key employees. The loss of the services of Mr. Schwartz or any of our other members of senior management or key employees could adversely affect our business, results of operations and financial condition, as we may not be able to find suitable individuals to replace such personnel on a timely basis or without incurring increased costs, or at all. We do not maintain key man life insurance on Mr. Schwartz or any other key employees. We believe that our future success will depend on our continued ability to attract and retain highly skilled and qualified personnel. There is a high level of competition for experienced, successful personnel in our industry. Our inability to meet our executive staffing requirements in the future could impair our growth and harm our business.
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
Our revenues are influenced by seasonal shifts in consumer spending. Typically, our average sales per location are highest in the holiday season (specifically, the period from the last week of November to the second week of January) and summer and lowest in the winter and the fall (other than during the holiday season). This seasonality is due to increases in spending and private events in the holiday season, followed by continued increased activity as weather improves in the spring and summer. The fall and winter are our lowest sales seasons due to the fact that the weather is typically deteriorating and children are returning to school. Holidays, changes in the economy, severe weather and similar conditions may impact sales volumes seasonally in some operating regions. In addition, we operate on a 52- week or 53-week fiscal year ending on the last Sunday of April. In our 52-week fiscal year, the first, second and third fiscal quarters each contain twelve weeks and the fourth fiscal quarter contains sixteen weeks. In our 53-week fiscal year, the first, second and third fiscal quarters each contain twelve weeks and the fourth fiscal quarter contains seventeen weeks. In addition, year-over-year comparisons can be affected by differences in our fiscal years. As a result of these factors and the differences among our fiscal quarters, our quarterly operating results and comparable restaurant sales, as well as our key performance measures, may fluctuate significantly from quarter to quarter and our results for any one quarter may not be indicative of any other quarter.
Because many of our locations are concentrated in local or regional areas, we are susceptible to economic and other trends and developments, including adverse weather conditions, in those areas.
Our financial performance is highly dependent on our locations in the Midwest and Northeast. As a result, adverse economic conditions in any of these areas could adversely affect our business, results of operations and financial condition. In addition, given our current geographic concentrations, negative publicity regarding any of our locations in these areas could adversely affect our business, results of operations and financial condition, as could other regional occurrences such as local strikes, terrorist attacks, crime, increases in energy prices, inclement weather or natural or man-made disasters. In particular, adverse weather conditions, such as regional winter storms, floods, severe thunderstorms and tornados, could negatively impact our results of operations. Temporary or prolonged location closures may occur and customer traffic may decline due to the actual or perceived effects of future weather-related events.
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
Pinstripes is a small but growing brand. We incur costs and expend other resources in our marketing efforts to attract and retain customers. Our marketing strategy includes public relations, digital and social media, promotions, and in-

location messaging, which require less marketing spend as compared to traditional marketing programs. As the number of our locations increases, and as we expand into new markets, we expect to increase our investment in advertising and consider additional promotional activities. Accordingly, in the future, we may incur greater marketing expenditures. Some of our marketing initiatives may not be successful, and marketing efforts that may have been successful in some markets may not be as successful in others, resulting in expenses incurred without the benefit of higher revenues. While we utilize an online reservation system provider, we do not generally offer reservations through the leading third-party online reservation platforms, which may reduce awareness of our brand and necessitate additional efforts to drive customers to our locations. Additionally, some of our competitors have greater financial resources, which enable them to spend significantly more on marketing and advertising than we are able to at this time. Should our competitors increase spending on marketing and advertising or our marketing funds decrease for any reason, or should our advertising and promotions be less effective than those of our competitors, our business, results of operations and financial condition could be adversely affected.
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
As part of our business strategy, we may seek to engage in merger and acquisition activities, joint ventures and other strategic ventures and investments. However, we may not be able to find suitable acquisition, joint venture or other strategic venture or investment candidates and we may not be able to complete acquisitions, joint ventures or other strategic ventures or investments on favorable terms, if at all, in the future. If we do complete acquisitions, joint ventures, strategic ventures or investments, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions, joint ventures, strategic ventures or investments we complete could be viewed negatively by members or investors. In addition, any acquisition, joint venture, strategic venture, investment or business relationship may result in unforeseen operating difficulties and expenditures, particularly if we cannot retain the key personnel of an acquired company, including disrupting our ongoing operations, diverting management from their primary responsibilities, subjecting us to additional liabilities, increasing our expenses, and adversely impacting our business, financial condition and results of operations. The integration of acquisitions requires time and focus from our management team and may divert attention from the day-to-day operations of our business. We may not successfully integrate acquisitions we may make. Our business may be negatively impacted following an acquisition if we are unable to effectively manage our expanded operations. In addition, even if our operations are integrated successfully with acquired companies, we may not realize the full benefits of the acquisition, including the synergies, operating efficiencies or sales or growth opportunities that were anticipated.
Moreover, we may be exposed to unknown liabilities, and the anticipated benefits of any acquisition, joint venture, strategic venture, investment or business relationship may not be realized, if, for example, we fail to successfully integrate such acquisition, joint venture or strategic venture, or the technologies or products associated with such transactions, into our company. Unforeseen negative impacts of any acquisition, joint venture, strategic venture, investment or business relationship could have a negative impact on our brand, reputation, competitive position or customer relationships, or cause a diversion of management attention. To pay for any such transactions, we may have to use cash, incur debt or issue equity securities, each of which may affect our financial condition or the value of our capital stock and could result in dilution to our stockholders. If we incur more debt, our fixed obligations will increase, and we could also subject ourselves to covenants or other restrictions that could impede our ability to manage our operations and impose restrictions on our capital raising activities, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not successfully evaluate or utilize an acquired business or technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges. Additionally, we may receive indications of interest from other parties interested in acquiring some or all of our business. The time required to evaluate such indications of interest could require significant attention from management, disrupting the ordinary functioning of our business, and could have an adverse effect on our business, financial condition, and results of operations.
Our current or future indebtedness could impair our financial condition and reduce the funds available to us for growth or other purposes. Our debt agreements impose certain operating and financial restrictions, with which failure to comply could result in an event of default that could adversely affect our business.
We have substantial indebtedness. As of April 28, 2024 and April 30, 2023, we had a total net indebtedness of $75.5 million and $37.3 million, respectively, under a variety of credit facilities and other instruments which include, but are not limited to, the following:
•On December 29, 2023, we borrowed $50.0 million pursuant to definitive loan agreement with Oaktree Fund Administration, LLC as Agent, and the lenders party thereto (the “Oaktree Tranche 1 Loan”), which bears an interest rate per annum of 20% and matures on December 29, 2028. Under the Oaktree Tranche 1 Loan, we are subject to financial covenants, as well as to customary events of default, that, if triggered, could result in acceleration of the maturity of the Oaktree Tranche 1 Loan. The Oaktree Tranche 1 Loan contains negative covenants restricting our activities, including limitations on: dispositions; mergers or acquisitions; incurring indebtedness or liens; paying dividends or redeeming stock or making other distributions; making certain investments; and engaging in certain other business transactions.
•On March 7, 2023, we borrowed $22.5 of the $35.0 million total available under a term loan facility (the “Silverview Facility”) with Silverview Credit Partners LP (“Silverview”), which loan bears an interest rate per annum equal to 15%, is disbursable in two tranches and matures on June 7, 2027. On July 27, 2023, September 29, 2023, October 20, 2023 and December 29, 2023, we borrowed an additional $1.0 million, $1.5 million, $5.0 million, and $5.0 million, respectively, pursuant to the Silverview Facility. Under the Silverview Facility, we are subject to financial covenants, as well as to customary events of default that, if triggered, could result in acceleration of the maturity of the Silverview Facility. The Silverview Facility contains negative covenants restricting our activities, including limitations on dispositions; mergers or acquisitions; incurring indebtedness or liens; paying dividends, redeeming stock or making other distributions; making certain investments; and engaging in certain other business transactions.
•On April 19, 2023, we borrowed $11.5 million under an equipment loan facility (the “Granite Creek Facility”) with Granite Creek Capital Partners LLC (“Granite Creek”), which loan bears an interest rate per annum equal to 12% and matures on April 19, 2028. On July 27, 2023, we borrowed an additional $5.0 million under the Granite Creek Facility. Under the Granite Creek Facility, we are subject to customary events of default that, if triggered, could result in acceleration of the maturity of the Granite Creek Facility. The Granite Creek Facility contains negative covenants restricting our activities, including limitations on: dispositions; mergers or acquisitions; incurring indebtedness or liens; paying dividends, redeeming stock or making other distributions; making certain investments; and engaging in certain other business transactions.
•In November 2019, we entered into seven notes payable with Ascentium Capital LLC with the outstanding principal of approximately $92,000 and $127,000 as of April 28, 2024 and April 30, 2023, respectively, that all mature on November 14, 2024. The notes are payable in monthly installment payments ranging from $600 and $800, including interest at the fixed rate of 8.5% as of each of April 28, 2024 and April 30, 2023.
See Note 7 – Debt included in the notes to our consolidated financial statements included elsewhere in this Annual Report for further information related to our indebtedness.
In connection with the consummation of the Business Combination, we pursued debt financing and did not consummate a PIPE financing, as originally contemplated by the Business Combination Agreement (the “BCA”). In addition, the substantial majority of the funds remaining in the Banyan trust account were redeemed in connection with the special meeting of the stockholders of Banyan Acquisition Corporation to, among other things, approve the Business Combination and adopt the BCA. Pinstripes waived the minimum cash condition contained in the Business Combination Agreement and instead closed the Oaktree Tranche 1 Loan and borrowed an additional $5.0 million under the Silverview Facility on December 29, 2023. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for further information related to the Oaktree Tranche 1 Loan and the increased Silverview Facility. Following the closing of the Business Combination, we had a total net indebtedness of $75.5 million, which represented a substantial increase in our indebtedness. We may seek additional debt financing as needed to support our business and pursue our growth strategy, subject to the restrictions contained in our existing debt facilities.
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
If we cannot make scheduled payments on our debt, or if we breach any of the covenants in our debt agreements, we will be in default and, as a result, our lenders could declare all outstanding principal and interest to be due and payable or could terminate their commitments to lend us money and foreclose against the assets securing our borrowings, and we could be forced into bankruptcy or liquidation.

Our management has identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future. If we fail to remediate the material weaknesses or if we otherwise fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results may be affected, and such failure may adversely affect investor confidence and business operations.
In connection with the audits of Pinstripes’ financial statements for the fiscal years ended April 28, 2024 and April 30, 2023, material weaknesses in Pinstripes’ internal control over financial reporting were identified in relation to (i) our financial statement close process, (ii) our lease accounting processes and (iii) the maintenance and accuracy of our outstanding equity information and accounting for stock based compensation. The material weakness related to our financial statement close process resulted from a lack of adequate policies, procedures, controls and sufficient technical accounting personnel to appropriately analyze, record and disclose accounting matters for routine and non-routine transactions timely and accurately. This material weakness contributed to the material weakness related to our lease accounting process, which related to the design of the controls relating to the identification and assessment of lease agreement terms and conditions, assessment of lease modifications and related accounting treatment as well as to the material weakness related to the design of controls in respect of issuing, tracking, and maintaining accurate ledgers as to authorized, issued and outstanding shares, and warrants and calculations of stock based compensation. This resulted in errors in our accounting records related to our lease obligations, occupancy costs, right of use assets and related financial statement disclosures, along with errors in share capital amounts and stock-based compensation, all of which were corrected in connection with the issuance of the consolidated audited financial statements of Pinstripes for the fiscal year ended April 30, 2023. These material weaknesses did not result in any identified material misstatements to the financial statements for the year ended April 28, 2024, but based on these material weaknesses, management concluded that at April 28, 2024, our internal control over financial reporting was not effective.
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
We currently serve alcoholic beverages at all of our locations. Alcoholic beverage control regulations generally require our locations to apply to a state authority and, in certain locations, county or municipal authorities, for a license that must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of our locations, including minimum age of patrons and employees, hours of operation, advertising, trade practices, wholesale purchasing, other relationships with alcohol manufacturers, wholesalers and distributors, inventory control and handling and the storage and dispensing of alcoholic beverages. Any future failure to comply with these regulations and obtain or retain licenses could adversely affect our business, results of operations and financial condition.
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
We have a substantial number of hourly employees who are paid wage rates at or based on the applicable federal or state minimum wage and increases in the applicable federal or state minimum wage may increase our labor costs and the labor costs of our franchisees. Additionally, we operate in states and localities where the minimum wage is significantly higher than the federal minimum wage and in such areas our staff members receive minimum compensation equal to the state’s or locality’s minimum wage. In other geographic areas, some of our staff members may be paid a tip credit wage that is supplemented by gratuities received from our customers. We rely on our employees to accurately disclose the full amount of their tip income, and we base our Federal Insurance Contributions Act tax reporting on the disclosures provided to us by such employees. Increases in the tip credit minimum wage in these states or localities, or under federal law, may have a material adverse effect on our labor costs and financial performance. Increases in federal or state minimum wage may also result in increases in the wage rates paid for non-minimum wage positions. We may be unable to increase our menu prices in order to pass future increased labor costs on to our customers, in which case our operating margins would be negatively affected. If menu prices are increased by us or our franchisees to cover increased labor costs, the higher prices could adversely affect demand for our menu items, resulting in lower sales and decreased franchise revenues.
Various other federal and state labor laws govern our relationships with our employees and affect operating costs. These laws govern matters such as employee classifications as exempt or non-exempt, unemployment tax rates, workers’ compensation rates, overtime, family leave, safety standards, payroll taxes, minimum wage requirements, predictive and/or advanced scheduling requirements, citizenship requirements and other wage and benefit requirements for employees classified as non-exempt. Complying with these laws and regulations subjects us to substantial expense, and non-compliance could expose us to significant liabilities. In the event of legal challenges to our compliance with these laws, we could incur legal costs to defend, and we could suffer losses from, such challenges, and the amount of potential losses or costs could be significant. In addition, several states and localities in which we operate and the federal government have, from time to time, enacted minimum wage increases, changes to eligibility for overtime pay, paid sick leave and mandatory vacation accruals, among other similar requirements. These changes have increased our labor costs and may have a further negative impact on our labor costs in the future. See the risk factor entitled “Changes in the cost of labor could harm our business” for further information.

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
These environmental laws, which typically vary significantly at the local level, provide for significant fines and penalties for noncompliance and liabilities for remediation, sometimes without regard to whether the owner or operator of the property knew of, or was responsible for, the release or presence of hazardous or toxic substances. Compliance with these regulations becomes increasingly more complicated as we expand into additional markets. Particularly in light of our focus on environmental sustainability and social impact, environmental conditions relating to the release of hazardous substances at a prior, existing or future restaurant could have an adverse effect on our brand and reputation, business, financial condition and results of operations. Further, environmental laws, and the administration, interpretation, and enforcement thereof, are subject to change and may become more stringent in the future, each of which could make our waste management more complex and have an adverse effect on our business, financial condition, and results of operations.
We rely heavily on information technology, and any material failure, weakness, interruption or breach of security could prevent us from effectively operating our business.
We rely heavily on information systems, including point-of-sale processing in our locations, for management of our supply chain, accounting, payment of obligations, collection of cash, credit and debit card transactions and other processes and procedures. Our ability to efficiently and effectively manage our business depends significantly on the reliability and capacity of these systems. Our operations depend upon our ability to manage and protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, security vulnerabilities, viruses and other disruptive problems. The failure of these systems to operate effectively, maintenance problems, delays in or failure to remediate technical or security issues or vulnerabilities, upgrading or transitioning to new platforms, expanding our systems as we grow or a breach in security of these systems could result in interruptions to or delays in our business and customer service, a reduction in the efficiency of our operations and/or regulatory investigations or action and litigation. If our information technology systems fail or are breached, or if our business interruption insurance does not sufficiently compensate us for any losses that we may incur, our revenues and profits could be reduced and the reputation of our brand and our business could be materially adversely affected. In addition, remediation of such problems could result in significant, unplanned capital investments or changes to our operations.
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
The information, security and privacy requirements imposed by governmental regulation and industry standards are increasingly demanding and rapidly changing. We need to make additional investments of capital, resources and time in order to satisfy existing requirements or changing requirements and customer and employee expectations. Even after we make such investments, our systems, policies and processes may not be able to satisfy existing requirements or changing requirements and customer and employee expectations. Efforts to hack or breach security measures, failures of systems or software to operate as designed or intended, delays in or failure to remediate technical or security issues or vulnerabilities, viruses and malware, security vulnerabilities in systems or processes, operator error or inadvertent releases of data may all threaten our and our service provider’s information systems and records. A breach in the security of our information technology systems or those of our service providers could lead to an interruption in the operation of our systems or exposure of our proprietary data, including personal information, resulting in operational inefficiencies, legal obligations, and a loss of revenues or profits. Additionally, a significant theft, loss or misappropriation of, or access to, customers’ or other proprietary data or other breach of our information technology systems could result in fines, legal claims from customers and employees, other legal proceedings, including regulatory investigations and actions, and liability for failure to comply with privacy and information security laws or industry standards, each of which could disrupt our operations and damage our reputation and otherwise adversely affect our business, results of operations and financial condition.

We may not be able to adequately protect our intellectual property, which, in turn, could harm the value of our brand and adversely affect our business, results of operations and financial condition.
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
The success of our business depends on our continued ability to use our existing intellectual property to increase brand awareness and further develop our brand in domestic markets. We have registered and applied to register trademarks and service marks in the United States. We may not be able to adequately protect our trademarks and service marks, and our competitors and others may successfully challenge the validity and/or enforceability of our trademarks and service marks and other intellectual property. The steps we have taken to protect our intellectual property may not be adequate.
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
In accordance with accounting guidance as it relates to the impairment of long-lived assets, such as property and equipment and operating right-of use assets with definitive lives, we make certain estimates and projections with regard to individual location operations, as well as our overall performance, in connection with our impairment analyses for long-lived assets. The determination of related estimated useful lives and whether these long-lived assets have been impaired involves significant judgment and subjective assessments, including as to our future business performance, and is subject to factors and events over which we have no control. If an impairment indicator is deemed to exist for any location, the sum of the location’s estimated undiscounted cash flows expected to be generated by the location’s asset group would be compared to its carrying value. If the location’s carrying value exceeds its estimated undiscounted cash flows, an impairment charge is recognized in the amount by which the carrying value of the location’s asset group exceeds its fair value using the cost and income approach based on the current condition of the assets. If actual results differ from our estimated undiscounted cash flows, additional charges for long-lived asset impairments may be required in the future. For the fiscal year ended April 28, 2024, no long-lived asset impairment was recorded. For the fiscal year ended April 30, 2023, we recorded non-cash long-lived asset impairments of $2.4 million for property and equipment at a certain location. There can be no assurance that we will not record further impairment charges in future periods. If future impairment charges are significant, our reported operating results would be adversely affected.
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
In addition, our effective tax rate in a given financial statement period may be materially impacted by a variety of factors, including, but not limited to, changes in the mix and level of earnings, varying tax rates in the different jurisdictions in which we operate, fluctuations in the valuation allowance or changes to existing accounting rules or regulations.
The U.S. government may enact significant changes to the taxation of business entities, including, among others, an increase in the corporate income tax rate and the imposition of minimum taxes or surtaxes on certain types of income. No such United States tax legislation has been proposed at this time and the likelihood of these changes being enacted or implemented is unclear. We are currently unable to predict whether such changes will occur. If such changes are enacted or implemented, we are currently unable to predict the ultimate impact on our business.
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
Our ability to continue to procure new games, amusement and entertainment offerings, and other entertainment-related equipment is important to our business strategy. The number of suppliers from which we can purchase games, amusement offerings and other entertainment-related equipment is limited. To the extent the number of suppliers declines, we could be subject to the risk of distribution delays, pricing pressure, lack of innovation and other associated risks. We may not be able to anticipate and react to changing amusement offering costs by adjusting purchasing practices or game prices, and a failure to do so could have a material adverse effect on our operating results. In addition, any decrease in the availability of new amusement offerings that appeal to guests could lead to decreases in revenues as guests negatively react to lack of new game options.
Our ability to develop future offerings is dependent on, among other things, obtaining rights to compelling game content and developing new amusement offerings that are accepted by our guests. There is no guarantee that additional licensing rights will be obtained by us or that our guests will accept any future offerings that we may develop. The result could be increased expenses without increased revenues putting downward pressure on our results of operations and financial performance.
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
The analysis of the potential application of the abandoned and unclaimed property laws to our gift cards is complex, involving an analysis of constitutional considerations, statutory provisions and factual issues. In the event that one or more states change their existing abandoned and unclaimed property laws or successfully challenge our position on the application of their abandoned and unclaimed property laws to our gift cards, our liabilities with respect to unredeemed gift cards may be materially higher than the amounts shown in our financial statements. If we are required to materially increase the estimated liability recorded in our financial statements with respect to unredeemed gift cards, our net income could be materially and adversely affected.
Risks Related to Our Company and Our Organizational Structure
Pursuant to the Director Designation Agreement, Dale Schwartz, our Chairman, President and Chief Executive Officer, has the right to designate a specific number of directors (initially four of seven) to the Board and will retain certain other governance rights so long as he continues to beneficially own a certain number of shares of Class A Common Stock, and his interests may conflict with ours or our stockholders’ in the future.
As of April 28, 2024, Mr. Schwartz held approximately 24.1% of the Class A Common Stock and approximately 24.7% of the total voting power of Pinstripes capital stock. Pursuant to a Director Designation Agreement, dated December 29, 2023, by and between the Company and Mr. Schwartz (the “Director Designation Agreement”), Mr. Schwartz was granted certain rights to designate directors to be nominated for election by holders of the Class A Common Stock. For so long as certain criteria in the Director Designation Agreement are satisfied, Mr. Schwartz has the right to designate up to four (4) directors to the Board. Mr. Schwartz named Diane Aigotti as his director designee in Class I, Larry Kadis and Jack Greenberg as his director designees in Class II and Mr. Schwartz himself as his director designee in Class III, representing a majority of the Board. Pursuant to letter agreements between Mr. Schwartz and each of his board designees, each designee has agreed to tender his or her resignation upon such request from Mr. Schwartz. Further, Mr. Schwartz has the right to designate a majority of the members of each committee of the Board for so long as Mr. Schwartz has the ability to designate at least four (4) individuals for nomination to the Board. At all other times that Mr. Schwartz has the ability to designate at least one (1) individual for nomination to the Board, Mr. Schwartz has the ability to designate at least one-third (1/3), but in no event fewer than one (1), of the members of each committee. Pursuant to the Director Designation Agreement, Pinstripes will not increase or decrease the size of the Board or amend or adopt new organizational documents, corporate policies or committee charters that might reasonably be deemed to adversely affect any of Mr. Schwartz’s rights under the Director Designation Agreement without the consent of Mr. Schwartz, so long as Mr. Schwartz has the ability to designate at least one (1) individual for nomination to the Board. For further discussion see the section entitled “Related Party Transactions — Director Designation Agreement”.
By virtue of his voting power and director designation rights, Mr. Schwartz has the power to significantly influence our business and affairs, including the election of our directors and amendments to our Second Amended and Restated Certificate of Incorporation (the “Charter”) and Amended and Restated Bylaws (the “Bylaws”). Mr. Schwartz’s influence over our business and affairs may not be consistent with the interests of some or all of our other stockholders and might negatively affect the market price of the Class A Common Stock.

Delaware law, the Charter and the Bylaws contain certain provisions, including anti-takeover provisions, that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.
Provisions of the Charter and the Bylaws, as well as provisions of Delaware General Corporation Law (the “DGCL”), could discourage, delay or prevent a merger, acquisition or other change in control of Pinstripes, even if such change in control would be beneficial to our stockholders. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, and therefore depress the trading price of the Class A Common Stock. Among other things, the Charter and the Bylaws include provisions regarding:
•authorizing the issuance of “blank check” preferred stock that could be issued by the Board to increase the number of outstanding shares and thwart a takeover attempt;
•establishing a classified board of directors so that not all members of the Board are elected at one time;
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
•requiring all stockholder actions to be taken at a meeting of our stockholders; and
•establishing advance notice requirements for nominations for election to the Board or for proposing matters that can be acted upon by stockholders at stockholder meetings.
These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and cause us to take other corporate actions they desire. In addition, because the Board is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team.
In addition, Section 203 of the DGCL prohibits us, except under specified circumstances, from engaging in any mergers, significant sales of stock or assets or business combinations with any stockholder or group of stockholders who owns at least 15% of our common stock.
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
•act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;
•unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the DGCL; or
•transactions for which the directors derived an improper personal benefit.
These limitations of liability do not apply to liabilities arising under the federal or state securities laws and do not affect the availability of equitable remedies such as injunctive relief or rescission. The Charter and the Bylaws provide that Pinstripes will indemnify its directors and officers to the fullest extent permitted by law. The Charter also provides that Pinstripes is obligated to advance expenses incurred by a director or officer in advance of the final disposition of any action or proceeding. The limitation of liability in the Charter and Bylaws may discourage stockholders from bringing a lawsuit against directors and officers for an alleged breach of their fiduciary duties. It may also reduce the likelihood of derivative litigation against directors and officers, even though an action, if successful, might provide a benefit to us and our stockholders. Pinstripes’ results of operations and financial condition may be harmed to the extent Pinstripes pays the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions.
We are an “emerging growth company” and a “smaller reporting company” and are able to avail ourselves of reduced disclosure requirements applicable to emerging growth companies or smaller reporting companies, which could make the Class A Common Stock less attractive to investors.
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). In this Annual Report, we have taken advantage of, and we plan in future filings with the SEC to continue to take advantage of, certain exemptions from various reporting requirements that are applicable to public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of certain golden parachute payments. As a result, our stockholders may not have access to certain information they may deem important. We cannot predict if investors will find the Class A Common Stock less attractive because we may rely on these exemptions. If some investors find the Class A Common Stock less attractive as a result, there may be a less active trading market for the Class A Common Stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company.
In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as it remains an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Banyan did not elect to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, Pinstripes, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of Pinstripes’ financial statements with another public company which is not an emerging growth company or is an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.
Pinstripes will remain an “emerging growth company” until the earlier of (1) the last day of the first fiscal year (a) following the fifth anniversary of the completion of Banyan’s initial public offering (the “IPO”), (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of the Class A Common Stock that is held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter, and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period.
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
We may issue shares of preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect holders of the Class A Common Stock, which could depress the price of the Class A Common Stock.
Our Charter authorizes us to issue one or more series of preferred stock. The Board has the authority to determine the preferences, limitations and relative rights of the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our stockholders. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of the Class A Common Stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discourage bids for the Class A Common Stock at a premium to the market price and materially and adversely affect the market price and the voting and other rights of the holders of the Class A Common Stock.

We incur increased costs as a result of operating as a public company and in the administration of our organizational structure.
As a public company, we incur significant legal, accounting, insurance and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements, and these expenses may increase even more after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act, including the requirements of Section 404, as well as the rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder and the Public Company Accounting Oversight Board (the “PCAOB”) as well as the listing standards of the NYSE, impose additional reporting and other obligations on public companies. Compliance with public company requirements has increased costs and made certain activities more time-consuming. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing as SEC reporting requirements continue to increase. For example, the SEC recently finalized rules that have increased reporting requirements with respect to cybersecurity, insider trading and Rule 10b5-1 trading plans. We expect our compliance with these rules and regulations to increase our legal and financial costs and make some activities more time-consuming and costly. In estimating these costs, we took into account expenses related to insurance, legal, accounting and compliance activities, as well as other expenses not currently incurred. Changes in these laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on the Board or our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to the delisting of our securities, fines, sanctions and other regulatory action and potentially civil litigation.
We may not be able to timely and effectively implement controls and procedures required by Section 404 of the Sarbanes-Oxley Act.
As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting. To comply with the requirements of being a public company, we are required to provide attestation on internal controls, and we may need to undertake various actions, such as implementing additional internal controls and procedures and hiring additional accounting or internal audit staff. The standards required for a public company under Section 404 of the Sarbanes-Oxley Act are significantly more stringent than those that were required of us when we were a privately held company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements. If we are not able to implement the additional requirements of Section 404 in a timely manner or with adequate compliance, we may not be able to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our securities. Further, as an “emerging growth company,” our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404 until the date we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event that it is not satisfied with the level at which the controls of Pinstripes are documented, designed or operating.
Our stockholders may be required to bring certain actions or proceedings relating to us in the Delaware Court of Chancery and certain actions asserting claims arising under the Securities Act in the federal district courts of the United States.
Our Charter requires that, unless we consent in writing to an alternative forum, the Delaware Court of Chancery be the sole and exclusive forum for (1) derivative actions or proceedings brought on behalf of us; (2) actions asserting a claim of a breach of a fiduciary duty owed by any of our directors, officers or employees to us or our stockholders; (3) civil actions to interpret, apply, enforce or determine the validity of our certificate of incorporation or bylaws; or (4) actions asserting a claim governed by the internal affairs doctrine. Under our Charter, if the Delaware Court of Chancery lacks jurisdiction over any of the foregoing actions or proceedings, then the sole and exclusive forum for such actions or proceedings will be another state or federal court located in the State of Delaware, as long as such court has jurisdiction over the parties. Because these Delaware forum provisions require our stockholders to bring certain types of actions and proceedings relating to Delaware law in the Delaware Court of Chancery or another state or federal court located in the State of Delaware, they may prevent our stockholders from bringing such actions or proceedings in another court that a stockholder may view as more convenient, cost-effective or advantageous to the stockholder or the claims made in such action or proceeding, or may discourage them from bringing such actions or proceedings altogether.

In addition, pursuant to our Charter, unless we consent in writing to an alternative forum, the U.S. federal district courts will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for any action asserting a claim arising under the Securities Act. This forum provision prevents our stockholders from bringing claims arising under the Securities Act in state court, which court our stockholders may view as more convenient, cost effective or advantageous to the claims made in such action and therefore may discourage such actions. While the Delaware Supreme Court has recently upheld provisions of the certificates of incorporation of other Delaware corporations that are similar to this forum provision and courts in California and New York have also upheld similar exclusive forum provisions, there is currently a circuit split as to whether exclusive forum provisions requiring derivative litigation to be filed in the Delaware Court of Chancery could foreclose a derivative suit alleging a violation of the Exchange Act.
Neither the Delaware nor the Securities Act forum provisions are intended by us to limit the forums available to our stockholders for actions or proceedings asserting claims arising under the Exchange Act, which are already limited to the federal courts of the United States pursuant to the Exchange Act.
Members of Pinstripes’ management team have limited experience in operating a public company.
Members of Pinstripes’ leadership team have limited experience in the management of a publicly traded company. Pinstripes’ management team may not successfully or effectively manage Pinstripes’ transition to being a public company that is subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that an increasing amount of their time may be devoted to these activities, resulting in less time being devoted to the management and growth of Pinstripes. As a result, Pinstripes has hired additional employees to support its operations as a public company, which has increased its operating costs.
Risks Related to the Ownership of our Securities
There can be no assurance that we will be able to comply with the continued listing standards of the NYSE, which could result in the delisting of our securities, limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
The Class A Common Stock and the warrants sold as part of the units in the IPO, whether they were purchased in the IPO or thereafter in the open market (the “Public Warrants”), are currently listed on the NYSE under the symbol “PNST” and the “PNST WS,” respectively.
If we were to fail to meet the continued listing requirements of the NYSE or another national stock exchange, we and our stockholders could face significant material adverse consequences, including:
•a limited availability of market quotations for our securities;
•reduced liquidity for our securities;
•a determination that the Class A Common Stock is a “penny stock,” which would require brokers trading in the Class A Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•a limited amount of news and analyst coverage; and
•a decreased ability to issue additional securities or obtain additional financing in the future.
We cannot assure you that an active trading market for the Class A Common Stock will develop or be sustained.
We cannot assure you that an active trading market for the Class A Common Stock will develop or be sustained. If an active market does not develop, stockholders may have difficulty selling any shares of the Class A Common Stock. This risk has been exacerbated in connection with the high level of redemptions of shares of Class A Common Stock, par value $0.0001 per share, of Banyan (the “Banyan Class A Common Stock”) in connection with the meeting on December 21, 2023 held by Banyan for its stockholders to approve certain amendments to its charter and was further exacerbated by the redemptions of public shares in connection with the closing of the Business Combination, which led to a significantly reduced number of public stockholders holding Pinstripes securities subsequent to the closing of the Business Combination.

If securities or industry analysts publish inaccurate or unfavorable research reports about our business, our share price and trading volume could decline.
The trading market for our Class A common stock will partially depend on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us should downgrade our shares or change their opinion of our business prospects, our share price would likely decline. If one or more of these analysts ceases coverage of our company or fails to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.
If our operating and financial performance in any given period does not meet the guidance that we provide to the public, our stock price may decline.
We have provided, and may in the future provide, public guidance on our expected operating and financial results for future periods. For example, in connection with the Business Combination, we provided projected financial and operating information which reflected estimates of future performance of our legacy locations, the opening dates of new locations and their anticipated performance, that we will continue to execute with our current team, while also adding certain key hires, and that we have incurred and will continue to incur additional costs in connection with being a public company. Such projected financial information was the basis for the 4,000,000 shares designated as Pinstripes Series B-3 Common Stock (the “EBITDA Earnout Shares”), which shares are subject to the vesting and forfeiture conditions on transfer set forth in the Charter. Any such guidance is comprised of forward-looking statements subject to the risks and uncertainties described in this Annual Report and in our other public filings and public statements. Our actual results may not always be in line with or exceed any guidance we have provided or will provide in the future, especially in times of economic uncertainty. If our operating or financial results for a particular period do not meet any guidance we provide or the expectations of investment analysts, or if we reduce our guidance for future periods, the market price of the Class A Common Stock may decline as well.
The market price of the Class A Common Stock and Warrants (as defined below) substantially declined following the Business Combination. If the perceived benefits of the Business Combination do not meet the expectations of investors, securityholders or financial analysts, the market price for the Class A Common Stock may further decline.
Although the Business Combination valued Pinstripes at a $336.2 million pre-money equity valuation, based upon an assumed market value of $10.00 per share, the cash backed value per share of the Class A Common Stock following the Business Combination was substantially less than $10.00 per share, and the market values of the securities of Pinstripes, including the Class A Common Stock, the Public Warrants and the private placement warrants issued in connection with the IPO (the “Private Warrants” and together with the Public Warrants, the “Warrants”), following the consummation of the Business Combination has declined significantly from the implied valuation of Pinstripes on the date the Business Combination Agreement was executed. Factors affecting the trading price of Pinstripes’ securities may include, among other things:
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
•legal proceedings involving us, our industry or both;
•changes in our capitalization, including future issuances of the Class A Common Stock or the incurrence of additional indebtedness;
•changes in market valuations of companies similar to ours;
•the prospects of the industry in which we operate;
•actions by institutional and other stockholders;
•speculation or reports by the press or investment community with respect to us or our industry in general;
•general economic, market and political conditions; and

•other risks, uncertainties and factors described in this section entitled “Risk Factors” in this Annual Report.
Stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies in Pinstripes’ industry. These and other factors may cause the market price and demand for the Class A Common Stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of the Class A Common Stock and may otherwise negatively affect the liquidity of the Class A Common Stock. In the past, stockholders have instituted securities class action litigation following periods of volatility in the market price of their common stock. If we were involved in securities litigation, we could incur substantial costs and our resources and the attention of management could be diverted from our business.
Substantial future sales of the Class A Common Stock, or the perception in the public markets that these sales may occur, may depress our stock price.
The market price of the Class A Common Stock could decline significantly as a result of sales of a large number of shares of the Class A Common Stock in the market. These sales, or the perception that these sales might occur, could depress the market price of the Class A Common Stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
All shares of the Class A Common Stock issued as merger consideration in the Business Combination are freely tradable, subject to certain lock-ups, without registration under the Securities Act and without restriction by persons other than our “affiliates” (as defined under Rule 144 under the Securities Act, referred to herein as “Rule 144”) and persons who were affiliates of Pinstripes at the time of the written consent of the Pinstripes stockholders to approve the Business Combination, including our directors, executive officers and other affiliates. Commencing one year following the filing of our Current Report on Form 8-K on January 5, 2024, shares held by certain of our securityholders will be eligible for resale, subject to, in the case of certain securityholders, us being current in our Exchange Act reporting, as well as volume, manner of sale and other limitations under Rule 144 and/or Rule 145 under the Securities Act.
If our current stockholders sell substantial amounts of the Class A Common Stock in the public market, or if the public perceives that such sales could occur, there could be an adverse impact on the market price of the Class A Common Stock, even if there is no relationship between such sales and the performance of our business. In addition, if certain price targets for the Class A Common Stock are reached, the 2,500,000 shares designated as Series B-1 common stock, par value $0.0001 per share (the “Series B-1 Common Stock”) and 2,500,000 shares designated as Series B-2 common stock, par value $0.0001 per share (the “Series B-2 Common Stock”), which shares are subject to the vesting and forfeiture conditions and restrictions on transfer set forth in the Charter (together, the Series B-1 Common Stock and Series B-2 Common Stock (the “Earnout Shares”) and the 1,830,000 of the shares of Banyan Common Stock held by Banyan Acquisition Sponsor LLC (the “Sponsor”), Keith Jaffee, Jerry Hyman, Peter Cameron, Bruce Lubin, Kimberly Gill Rimsza, Otis Carter, George Courtot, Brett Biggs and Matt Jaffee and certain other individual holders (collectively, the “Sponsor Holders”) that are subject to vesting and forfeiture conditions (the “Vesting Shares”), that are initially subject to certain vesting conditions and transfer restrictions will become freely tradeable. Additionally, if Pinstripes’ public issuance of an earnings release for Pinstripes’ fiscal quarter ending at the end of the period starting on January 8, 2024 and ending on January 5, 2025 reports 2024 EBITDA equal or greater than $28,000,000, then one-hundred percent of the EBITDA Earnout Shares will immediately vest and convert into shares of Class A Common Stock and will no longer be subject to the vesting and forfeiture conditions set forth in the Charter. The vesting and sale of the Earnout Shares, the Vesting Shares and the EBITDA Earnout Shares, or the perception that these sales could occur, could adversely impact the market price of the Class A Common Stock.
We also entered into an Amended and Restated Registration Rights Agreement (the “A&R Registration Rights Agreement”) with the Sponsor Holders, certain other of our stockholders and members of our management pursuant to which we have agreed to register for resale their shares of Class A Common Stock, including shares underlying Class B Common Stock, Warrants and other securities. We also agreed to register and to register the resale of shares of Class A Common Stock issuable upon the exercise of the warrants issued by us to Oaktree Capital Management, L.P. (“Oaktree”) in connection with the closing of the Business Combination and the Oaktree Tranche 1 Loan (the “Oaktree Warrants”). To the extent shares of the Class A Common Stock are registered for resale pursuant to the A&R Registration Rights Agreement or otherwise, such shares may be resold by the holders thereof, including our affiliates, without limitation under the Securities Act. We filed the registration statement on Form S-1 with the SEC on January 23, 2024, as amended on February 12, 2024 and April 2, 2024 (the “S-1”), to register for resale shares of Class A Common Stock as required by these agreements.
In addition, the shares of Class A Common Stock reserved for future issuance under the Pinstripes 2023 Omnibus Equity Incentive Plan (the “2023 Omnibus Plan”) and Pinstripes 2023 Employee Stock Purchase Plan (the “ESPP”) will become eligible for sale in the public market once those shares are issued, subject to any applicable vesting requirements, lockup agreements and other restrictions imposed by law. The 2023 Omnibus Plan and the ESPP initially reserve for issuance 12,900,000 shares of Class A Common Stock and 850,000 shares of Class A Common Stock, respectively. The 2023 Omnibus Plan also provides for an “evergreen provision” pursuant to which the number of shares of Class A Common Stock reserved for issuance pursuant to awards under such plan shall be increased on the first day of each calendar year, equal to the lesser of (a) fifteen percent of the aggregate number of shares of Pinstripes common stock outstanding on the last day of the immediately preceding calendar year and (b) such smaller number of shares of Class A Common Stock as determined by the Board, or a duly authorized committee thereof. We filed a registration statement on Form S-8 to register shares of Class A Common Stock issued pursuant to the 2023 Omnibus Plan and the ESPP on April 22, 2024, which automatically become effective upon filing, and we may file additional registration statements on Form S-8 registering additional shares of Class A Common Stock in the future. Accordingly, shares registered under such registration statement will be available for sale in the open market and shares issued pursuant to the 2023 Omnibus Plan or the ESPP will result in dilution to our existing stockholders.
Also, in the future, we may issue shares of the Class A Common Stock in connection with investments or acquisitions. The number of shares of the Class A Common Stock issued in connection with an investment or acquisition could be material.
The shares of Class A Common Stock being offered in the S-1 represent a substantial percentage of the outstanding shares of Class A Common Stock, and the sales of such shares, or the perception that these sales could occur, could cause the market price of the Class A Common Stock to decline significantly.
Under the S-1, subject to any lockup or other transfer restrictions, the Selling Securityholders (as defined therein) can resell up to a total of 36,605,141 shares of the Class A Common Stock, including 4,969,777 shares issuable upon conversion of the Class B Common Stock, 11,910,000 shares issuable upon the exercise of the Private Warrants and 2,912,500 shares issuable upon the exercise of the Oaktree Warrants. The shares may be resold for so long as S-1 is available for use. Under the A&R Registration Rights Agreement, we are obligated to maintain the effectiveness of the S-1 until the earlier of (i) such date no party to the A&R Registration Rights Agreement holds Registrable Securities (as defined in the A&R Registration Rights Agreement) and (ii) the tenth anniversary of the closing of the business combination. The shares of Class A Common Stock being offered for resale pursuant to the S-1 by the Selling Securityholders would represent approximately 60.7% of the shares of Class A Common Stock outstanding as of April 28, 2024 and 31.3% of the shares of Class A Common Stock outstanding assuming the issuance of all 37,727,500 shares of Class A Common Stock issuable upon full exercise of the Warrants and the Oaktree Warrants and upon conversion of all outstanding shares of Class B Common Stock (which may will become convertible only upon the satisfaction of the conditions described elsewhere in the S-1). Given the substantial number of shares of Class A Common Stock being registered pursuant to the S-1, the sale of such shares, or the perception in the market of the potential for the sale of a large number of shares, could increase the volatility of the market price of the Class A Common Stock or result in a significant decline in the public trading price of Pinstripes Class A Common Stock and could impair our ability to raise capital through the sale of additional equity securities.
Certain existing stockholders purchased securities in the Company at a price below the current trading price of such securities and may experience a positive rate of return based on the current trading price. Future investors in the Company may not experience a similar rate of return.
Although the offering price to public stockholders in the IPO was $10.00 per unit (each unit consisting of one share of Banyan Class A Common Stock and one-half of one redeemable Warrant), the Selling Securityholders acquired the outstanding securities offered for resale by the S-1 at a range of effective purchase prices ranging from $0.003 per share to $10.00 per share of Class A Common Stock (or, in some cases, solely for services or other non-cash consideration), and at effective purchase prices ranging from $0 to $1.00 per Private Warrant. As of June 26, 2024, the closing price of the Class A Common Stock as reported on the NYSE was $3.00 per share. Because the current market price of the Class A Common Stock is significantly higher than the effective purchase price certain Selling Securityholders paid for their securities, there may be a higher likelihood that those Selling Securityholders will sell their shares pursuant to the S-1.
For example, based on the closing price of the Class A Common Stock of $2.92 on April 19, 2024, (i) the holders of the 4,172,025 shares of Class A Common Stock originally issued to the Sponsor Holders for nominal consideration of $0.003 per share, would realize a potential profit of approximately $2.917 per share and an aggregate profit of approximately $12,169,797 if they each sold all of their Class A Common Stock, (ii) the holders of the 1,018,750 shares of Class A Common Stock issued to certain investors in Banyan in consideration of their agreement not to redeem their respective shares of Banyan Class A Common Stock in connection with Banyan’s extension meeting held on April 21, 2023 (which were issued for no cash consideration) would realize a potential profit of approximately $2.92 per share and an aggregate profit of approximately $2,974,750 if they each sold all of their Class A Common Stock, and (iii) the holder of the Oaktree Warrants would realize a potential profit of approximately $2.91 per share and an aggregate profit of approximately $8,482,650 if it exercised all of the up to 2,915,000 shares of Class A Common Stock underlying the Oaktree Warrants for $0.01 per share and sold all such shares of Class A Common Stock. Other Selling Stockholders, including the holders of the Series I Convertible Preferred Stock, paid more, or an amount approximately equivalent to the trading price of $2.92 per share as of April 19, 2024, and may experience a comparatively smaller, or negative, rate of return.
Investors who purchased the Class A Common Stock on the NYSE following the Business Combination may not experience a similar rate of return due to differences in the purchase prices they have paid and the purchase prices paid by the Selling Securityholders.
The historical financial results of Pinstripes included elsewhere in this Annual Report may not be indicative of what Pinstripes’ actual financial position or results of operations would have been.
The historical financial results of Pinstripes included elsewhere in this Annual Report do not reflect the financial condition, results of operations or cash flows Pinstripes would have achieved as a public company during the periods presented or those Pinstripes will achieve in the future. This is the result of the following factors, among others: (i) Pinstripes has occurred and will continue to incur additional ongoing costs as a result of the Business Combination, including costs related to public company reporting, investor relations and compliance with the Sarbanes-Oxley Act; and (ii) Pinstripes’ capital structure will be different from that reflected in Pinstripes’ historical financial statements. Pinstripes’ financial condition and future results of operations could be materially different from amounts reflected in our historical financial statements included elsewhere in this Annual Report, so it may be difficult for investors to compare Pinstripes’ future results to historical results or to evaluate our relative performance or trends in our business.
We do not expect to pay any cash dividends in the foreseeable future.
The continued operation and expansion of our business will require substantial funding. Accordingly, we do not currently expect to pay any cash dividends on shares of the Class A Common Stock. Any determination to pay dividends is at the discretion of the Board and depends upon results of operations, financial conditions, contractual restrictions, restrictions imposed by applicable law and other factors the Board deems relevant. Our ability to pay dividends is also restricted by the terms of our current credit agreements and may be restricted by any future credit agreement or any future debt or preferred equity securities of ours or our subsidiaries. See the risk factor entitled “Our current or future indebtedness could impair our financial condition and reduce the funds available to us for growth or other purposes. Our debt agreements impose certain operating and financial restrictions, with which failure to comply could result in an event of default that could adversely affect our business.” Investors seeking cash dividends in the foreseeable future should not purchase our Class A Common Stock.
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
We cannot specify with certainty the particular uses of the net proceeds we received in connection with the Business Combination, specifically the Oaktree Tranche 1 Loan, the additional borrowings pursuant to the Silverview Facility and the minimal funds remaining in the trust account established in connection with the IPO (the “Trust Account”) following the public stockholders’ exercise of their right to have their shares redeemed for a pro rata portion of the Trust Account (the “Redemption”). Our management has broad discretion in the application of the net proceeds and may spend a portion or all of the net proceeds in ways that our stockholders may not desire or that may not yield a favorable return. We intend to use the net proceeds for general corporate purposes as well as for investing in growth initiatives and maintaining a strong balance sheet. If we do not invest or apply the net proceeds from the Business Combination and related financings in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.
Because Pinstripes became a public reporting company by means other than a traditional underwritten initial public offering, Pinstripes’ stockholders may face additional risks and uncertainties.
In a traditional underwritten initial public offering, underwriters may be subject to civil liability under Sections 11 and 12 of the Securities Act for any omissions or misstatements in the registration statement, unless such underwriters can establish a “due diligence” defense by conducting a reasonable investigation of the disclosures in the registration statement. Due diligence reviews typically include an independent investigation of the background of the company, any advisors and their respective affiliates, review of the offering documents and independent analysis of the business plan and any underlying financial assumptions. Because Pinstripes became a public reporting company by means of consummating the Business Combination rather than by means of a traditional underwritten initial public offering, there is no independent third-party underwriter selling the shares of Pinstripes and, accordingly, investors in Pinstripes did not have the benefit of an independent review and due diligence investigation of the type normally performed by an unaffiliated, independent underwriter in a public securities offering. Although Banyan as well as the investment banks involved in the Business Combination performed due diligence reviews and investigations of Pinstripes in connection with the Business Combination, each of them had different incentives and objectives in the Business Combination than an underwriter would in a traditional initial public offering, and therefore their due diligence reviews and investigations should not be viewed as equivalent to the review and investigation that an underwriter would be expected to conduct. The lack of an independent due diligence review and investigation increases the risk of an investment in Pinstripes because it may not have uncovered facts that would be important to a potential investor.
In addition, because Pinstripes did not become a public reporting company by means of a traditional underwritten initial public offering, security or industry analysts may not provide, or may be less likely to provide, coverage of Pinstripes. Investment banks may also be less likely to agree to underwrite securities offerings on behalf of the combined company than they might if the combined company became a public reporting company by means of a traditional underwritten initial public offering, because they may be less familiar with the combined company as a result of more limited coverage by analysts and the media. The failure to receive research coverage or support in the market for the Class A Common Stock could have an adverse effect on our ability to develop a liquid market for the Class A Common Stock.
There is no guarantee that the Public Warrants or the Private Warrants will ever be in the money, and, as such, they may expire worthless and we may receive no proceeds from the exercise of the Public Warrants or Private Warrants.
The exercise price for the Warrants is $11.50 per warrant. We believe the likelihood that Warrant holders will exercise their Warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the trading price of the Class A Common Stock, the last reported closing price of Class A Common Stock for which was $3.00 per share on June 26, 2024. If the trading price of the Class A Common Stock is less than $11.50 per share, we believe holders of Public Warrants and Private Warrants will be unlikely to exercise their Warrants. There is no guarantee that the Public Warrants or Private Warrants will be in the money prior to their expiration, and as such, the Public Warrants and Private Warrants may expire worthless and we may receive no proceeds from the exercise of the Public Warrants or Private Warrants. Therefore, we do not expect to receive cash proceeds from any such exercise so long as the Public Warrants and Private Warrants remain out of the money. Therefore, unless the trading price of the Class A Common Stock increases significantly, we do not expect to receive any cash proceeds from any such exercise, and the Warrants are unlikely to have any positive effect on our liquidity in the near term. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity of Capital Resources.”

We may redeem the unexpired Public Warrants prior to their exercise at a time that is disadvantageous to the holders thereof, thereby making the Public Warrants worthless.
We have the ability to redeem outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of the Class A Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period commencing once the Public Warrants become exercisable and ending on the third trading day prior to the date on which we give proper notice of such redemption and certain other conditions are met. If and when the Public Warrants become redeemable, we may not exercise our redemption right if the issuance of shares of Class A Common Stock upon exercise of the Public Warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares of Class A Common Stock under the blue sky laws of the state of residence in those states in which the Public Warrants were offered. Redemption of the outstanding Public Warrants could force the holders thereof (i) to exercise the Public Warrants and pay the exercise price therefor at a time when it may be disadvantageous to do so, (ii) to sell the Public Warrants at the then-current market price when the holder thereof might otherwise wish to hold the Public Warrants or (iii) to accept the nominal redemption price which, at the time the outstanding Public Warrants are called for redemption, is likely to be substantially less than the market value of the Public Warrants. None of the Private Warrants will be redeemable by us so long as they are held by the Sponsor and the IPO underwriters or their permitted transferees. The closing price for the Class A Common Stock as of June 26, 2024, the most recent practicable date prior to the date of this Annual Report, was $3.00 and has never exceeded the $18.00 threshold that would trigger the right to redeem the Public Warrants following the closing of the business combination.
In addition, we have the ability to redeem all, but not less than all, of the Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per Public Warrant, provided that the last reported sales price of the Class A Common Stock equals or exceeds $10.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption to the warrants holders and provided certain other conditions are met, including that holders will be able to exercise their warrants on a “cashless basis” prior to redemption for a number of shares of Class A Common Stock determined based on the period of time to expiration of the warrants and the redemption fair market value of the Banyan Class A Common Stock, both as set forth in a table in the Warrant Agreement, dated as of January 19, 2022, entered into by and between Banyan and Continental Stock Transfer & Trust Company (the “Warrant Agreement”). If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had been able to exercise their warrants at a later time at which the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of shares received on a cashless exercise basis is capped at 0.361 of a share of Class A Common Stock per warrant (subject to adjustment) irrespective of the remaining life of the warrants. If the closing price of the Class A Common Stock is less than $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption to the warrants holders, we may only redeem the warrants in accordance with these provisions if we concurrently redeem the outstanding Private Warrants on the same terms.
The closing price of the Class A Common Stock for 20 trading days within a 30-trading-day period ending as of June 26, 2024, the most recent practicable date prior to the date of this Annual Report, would not have exceeded the $10.00 closing price threshold or the $18.00 closing price threshold. It is not possible to predict what the trading price of the Class A Common Stock will be in the future, and the trading price of Pinstripes securities may fluctuate and can vary due to general economic conditions and forecasts, our general business condition, the release of our financial reports and the risks and uncertainties expressed elsewhere in this “Risk Factors” section and elsewhere in this Annual Report.
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

We may amend the terms of the Public Warrants in a manner that may be adverse to holders of Public Warrants with the approval by the holders of at least 65% of the then-outstanding Public Warrants. As a result, the exercise price of the Public Warrants could be increased, the exercise period could be shortened and the number of shares of Class A Common Stock purchasable upon exercise of a Public Warrant could be decreased, without the approval of all the Public Warrant holders.
The Public Warrants were issued in registered form under the Warrant Agreement. The Warrant Agreement provides that the terms of the Public Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then-outstanding Public Warrants to make any change that adversely affects the interests of the registered holders of the Public Warrants. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 65% of the then-outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the Public Warrants with the consent of at least 65% of the then-outstanding Public Warrants is unlimited, examples of such amendments could relate to, among other things, increasing the exercise price of the Public Warrants, converting the Public Warrants into cash or stock, shortening the exercise period or decreasing the number of shares of Pinstripes Class A Common Stock purchasable upon exercise of a Public Warrant.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
In the ordinary course of our business, we collect, store and transmit sensitive information, including intellectual property, proprietary business information and personal information, in connection with business operations. Additionally, we leverage our third-party service providers to collect, use, store and transmit confidential, sensitive, proprietary and personal information. The secure maintenance of this information and our information technology (IT) systems is important to our operations and business strategy.
We are committed to protecting the confidentiality, integrity and availability of our information systems from cybersecurity threats. We recognize that cybersecurity is a dynamic and evolving area of risk that requires ongoing assessment, management and oversight. The Company works with third-party providers to assess, identify, manage and mitigate material cybersecurity threats, as well as to respond to and recover from cybersecurity incidents.
Cybersecurity Risk Management and Strategy
As part of our overall risk management program, we have increased our attention to cybersecurity. We deploy both physical and technical safeguards, including but not limited to firewalls, anti-malware functionality and access controls. We have implemented processes designed to assess, identify and manage risks from potential unauthorized occurrences on or through our IT systems that may result in adverse effects on our systems and the data residing therein.
Our primary source of cybersecurity risk relates to security of our third-party service providers, whose activities and scale may present more desirable targets. We manage cybersecurity risk through a variety of tactics, including (i) the structure of our systems and platforms, (ii) the contractual terms with our third-party service providers, (iii) compliance with applicable regulations and continuous improvement around best practices, (iv) mitigating user error and human vulnerabilities through training and guidance and (v) the placement of cybersecurity insurance policies. We also negotiate with our third-party service providers about a variety of monitoring, testing, and reporting provisions so that we can work with them to better address vulnerabilities. This may include sharing SOC 1 or 2 Type 2 audit reports and confirmation that third-party service providers are adhering to applicable laws.
As a restaurant, we are subject to Payment Card Industry Data Security Standards (“PCI-DSS”) and we take steps to make sure that we are compliant with those standards. We also continue to monitor evolving laws and regulations related to security and privacy and look for opportunities to improve our systems based on evolving best practices in the IT industry.
These processes and systems are managed and monitored internally by our VP of Technology and include mechanisms, controls, technologies, systems and other processes designed to prevent or mitigate data loss, theft, misuse, or other security incidents or vulnerabilities affecting the data and maintain a stable IT environment.
We have not encountered any cybersecurity threats or experienced previous cybersecurity incidents that have materially affected or that we believe are reasonably likely to materially affect us, including our day-to-day operations, business strategy, results of operations or our financial condition. Additional information on cybersecurity risks we face can be found in “Risk Factors”, which should be read in conjunction with the foregoing information.
Governance
The Board, in coordination with the Audit Committee, oversees the Company’s cybersecurity program and risk management strategy. The Board has delegated the primary responsibility to oversee cybersecurity matters to the Audit Committee. The Audit Committee receives periodic updates on cybersecurity, including immediate notification of any material cybersecurity events, information technology matters and related risk exposures from management. The Board receives updates from management and the Audit Committee on cybersecurity risks.
Our CEO, CFO, VP of Technology and Director of IT play a primary role in informing the Audit Committee on cybersecurity risks. Our VP of Technology has over 19 years of experience in the technology space including oversight of cybersecurity, and our Director of IT has over four years of experience with the Company, which includes managing cybersecurity. These individuals monitor activity and potential risks related to the day-to-day operations of the business, including reviewing results from third-party service providers. They will provide briefings to the Audit Committee on a periodic basis regarding cybersecurity matters, incident reporting, risk mitigation and any regulatory compliance.
Item 2. Properties
We do not currently own any real estate, and we lease all of our 17 restaurant locations. The leases typically provide for a base rent plus costs associated with maintenance and taxes and in some instances, provide for the respective landlord to receive a percentage of the gross receipts above a certain threshold earned at the location governed by such lease. We believe our facilities are adequate and suitable for our current needs, and that suitable additional or alternative space will be available to accommodate our operations when needed. Our corporate offices are located at 1150 Willow Road, Northbrook, IL 60062.
Item 3. Legal Proceedings
For discussion of legal proceedings, see Note 15—Commitments and Contingencies to our consolidated financial statements under “Part II, Item 8. Financial Statements and Supplementary Data” of this Annual Report.
Item 4. Mine Safety Disclosures
Not Applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
The Class A Common Stock and Public Warrants commenced trading on the NYSE under the symbols “PNST” and “PNST WS,” respectively, on January 2, 2024. Our Series B-1 Common Stock, Series B-2 Common Stock and Series B-3 Common Stock are not listed or traded on any exchange.
Holders of the Class A Common Stock and Warrants should obtain current market quotations for their securities. The market price of our securities could vary at any time.
Stockholders
As of June 26, 2024, there were 201 holders of record of our Class A Common Stock, four holders of record of Warrants. The actual number of holders of our Class A Common Stock is greater than this number, as it includes beneficial owners whose shares are held in “street name” by banks, brokers and other nominees.
Dividends
We currently expect to retain all available funds and future earnings, if any, for use in the operation and growth of our business and do not anticipate paying any cash dividends for the foreseeable future. Any future determination to pay dividends will be at the discretion of the Board, subject to compliance with applicable law and any contractual provisions, including under any existing or future agreements for indebtedness we may incur, that restrict or limit our ability to pay dividends, and will depend upon, among other factors, our results of operations, financial condition, earnings, capital requirements and other factors that the Board deems relevant. Accordingly, realization of a gain on your investment will depend on the appreciation of the price of the shares, which may never occur. Investors seeking cash dividends in the foreseeable future should not invest in shares.
Stock Performance Graph
This item is not applicable as the Company is a smaller reporting company.
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context otherwise requires, any reference in this section to the “Company,” “we,” “us,” “our,” or “Pinstripes” refers to Pinstripes, Inc. and its consolidated subsidiaries prior to the consummation of the Business Combination and to Pinstripes Holdings, Inc. and its consolidated subsidiaries after the consummation of the Business Combination. You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this filing. Some of the information contained in this discussion and analysis or set forth elsewhere in this filing, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” sections in this filing for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
We have a 52- or 53- week fiscal year ending on the last Sunday of April. All references to fiscal 2024 and fiscal 2023 reflect the results of the 52-week fiscal year ended April 28, 2024 and the 53-week fiscal year ended April 30, 2023. The first, second and third quarters of fiscal 2024 reflect the results of the twelve-weeks ended on July 23, 2023, October 15, 2023 and January 7, 2024, respectively. Our first three fiscal quarters are comprised of twelve weeks each, and the fourth fiscal quarter is comprised of sixteen weeks, except for fiscal years consisting of 53 weeks for which the fourth fiscal quarter will consist of seventeen weeks, and end on the twelfth Sunday of each quarter (sixteenth Sunday of the fourth fiscal quarter, and, when applicable, the seventeenth Sunday of the fourth fiscal quarter).
Overview
Pinstripes is an experiential dining and entertainment concept combining exceptional Italian-American cuisine with bowling, bocce, and private events. Our large-format community venues offer a winning combination of sophisticated fun for the consumer longing for human connectedness across generations, and we deliver a broad range of experiences, from a 300-person wedding in one of our many event spaces, to an intimate date night for two in one of our dining rooms, to a birthday party on our bowling lanes or bocce courts. This ability to offer curated and engaging experiences across a broad range of occasions enables us to generate revenue from numerous sources, including dining, bowling, bocce, private events and off-site events and catering.
As of April 28, 2024, we have 17 restaurants in ten states and Washington D.C. and employed approximately 1,800 employees (who we refer to as “PinMembers”). We are highly disciplined in our site selection process, and we design and construct large-format locations that are each 26,000 to 38,000 square feet of interior space, plus additional outdoor patio space that includes outdoor dining, bocce courts, fire pits and decorative fountains. Each location can host over 900 guests at a time, with dining capacity of approximately 300 guests, bar capacity of 75 guests, 11 to 20 bowling lanes, 6 to 12 indoor/outdoor bocce courts and multiple private event spaces that can accommodate groups of 20 to 1,000 guests. Our locations generated average unit volumes (“AUV”), as further defined below, of $8.6 million for the fiscal year ended April 28, 2024, demonstrating the scale of our operating model and ability to tailor our space in bespoke ways. Our overall revenue growth over the past few years has primarily been driven by increases in same store sales and is expected to be primarily driven by revenues from new location openings and increases in same store sales in the future.
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
Macroeconomic Conditions
Consumer spending on food and entertainment outside the home fluctuates with macroeconomic conditions. Consumers tend to allocate higher spending to food outside the home when macroeconomic conditions are stronger, and rationalize spending on food outside the home during weaker economies. While we have been able to partially offset inflation and other increases, such as wage increases, in the costs of core operating resources by gradually increasing menu prices, coupled with more efficient purchasing practices, productivity improvements and greater economies of scale, there can be no assurance that we will be able to continue to do so in the future. In particular, macroeconomic conditions could make additional menu price increases imprudent. There can be no assurance that future cost increases can be offset by increased menu prices or that increased menu prices will be fully absorbed by our customers without any resulting change to their visit frequencies or purchasing patterns.
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
Our revenues are influenced by seasonal shifts in consumer spending. Typically, our average sales per location are highest during the holiday season (specifically, the period from the last week of November to the second week of January) and summer, and lowest in the winter and the fall (other than during the holiday season). This seasonality is due to increases in spending and private events during the holiday season, followed by continued increased activity as the weather improves in the spring and summer. The fall and winter are our lowest sales seasons due to the fact that the weather is typically deteriorating and children are returning to school. Additionally, holidays, changes in the economy, severe weather and similar conditions may impact sales volumes seasonally in some operating regions.
As a result of these factors and the differences among our fiscal quarters, our quarterly operating results and comparable restaurant sales, as well as our key performance measures, may fluctuate significantly from quarter to quarter and our results for any one quarter are not indicative of any other quarter.
Impacts to our Operating Environment following Geopolitical and other Macroeconomic Events
During fiscal year 2023 and fiscal year 2024, our operating results were impacted by geopolitical and other macroeconomic events, leading to higher than usual inflation of wages and other costs of goods sold. These events also impacted the availability of PinMembers needed to staff our locations and caused additional disruptions in our product supply chain. The market for qualified talent is competitive and we must provide increasingly attractive wages, benefits and workplace conditions to retain qualified PinMembers, particularly with respect to managerial positions where the pool of qualified candidates can be small. Increases in wage and benefits costs, including as a result of increases in minimum wages, including sub minimum wages applicable to tipped positions, and other governmental regulations affecting labor costs have significantly increased our labor costs and operating expenses and have made it more difficult to fully staff our restaurants.
Although we believe our operating results will continue to improve as we expand our footprint and continue to implement operating efficiencies, we may incur future expenses related to wage inflation, staffing challenges, product cost inflation and disruptions in the supply chain.
The Business Combination
Pinstripes, Banyan, and Panther Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of Banyan (“Merger Sub”), entered into the Second Amended and Restated Business Combination Agreement on November 22, 2023. Upon consummation of the transactions contemplated by the Business Combination Agreement (the “BCA or “Business Combination”), on December 29, 2023, Pinstripes merged with and into Merger Sub, with Pinstripes surviving the merger as a wholly owned subsidiary of Banyan. In connection with the closing of the Business Combination, Banyan was renamed Pinstripes Holdings, Inc.
In connection with Banyan’s initial public offering, Banyan issued (i) 12,075,000 Public Warrants and 11,910,000 Private Warrants. On December 29, 2023, in connection with the Business Combination, Pinstripes effectively issued an aggregate of 23,985,000 warrants to purchase an equal number of shares of Class A Common Stock, representing the 12,075,000 Public Warrants and 11,910,000 Private Warrants. The Public Warrants and Private Warrants remained unexercised and were issued and outstanding as of April 28, 2024.
The Business Combination is accounted for as a reverse recapitalization (the “Reverse Recapitalization”) in accordance with U.S. generally accepted accounting principles (“GAAP”). Under this method of accounting, Banyan is treated as the acquired company and Pinstripes is treated as the acquirer for financial reporting purposes. Accordingly, for accounting purposes, the financial statements of Pinstripes Holdings, Inc. represent a continuation of the financial statements of Pinstripes, with the Business Combination treated as the equivalent of Pinstripes issuing stock for the historical net assets of Banyan, accompanied by a recapitalization. The net assets of Banyan will be stated at fair value, which is expected to approximate historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination are those of Pinstripes.
As a consequence of the Business Combination, Pinstripes, Inc. became a subsidiary of a SEC-registered and NYSE-listed company, which will require us to hire additional personnel and implement procedures and processes to address public company regulatory requirements. We expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting, legal and administrative resources, including increased audit, consulting, and legal fees.
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
Selected Metrics:
Average Unit Volumes (AUV)

	Fiscal Year Ended
(dollar amounts in millions)	April 28, 2024	April 30, 2023
Total Locations	13	13
AUV	$8.6	$8.6
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
Store Labor and Benefits Percentage

	Fiscal Year Ended
(dollar amounts in thousands)	April 28, 2024	April 30, 2023	Percentage Change
Store labor and benefits	$44,044	$40,415	9.0%
As a percentage of total revenue	37.1%	36.3%
Store Labor and Benefits Percentage is store labor and benefits costs measured under GAAP divided by total revenue.
Same Store Sales Growth

	Fiscal Year Ended
	April 28, 2024	April 30, 2023
Same Store Sales Growth	3.0%	41.0%
Store Base	13	13
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
Number of Store Openings
The number of store openings reflects the number of stores opened during a particular reporting period. Before we open new stores, we incur pre-opening expenses. The number and timing of store openings has had, and is expected to continue to have, an impact on our results of operations. For the fiscal year ended April 28, 2024, we had four new store openings. For the fiscal year ended April 30, 2023, we had no new store openings.
Components of Results of Operations
Revenue
We recognize food and beverage revenue, net of discounts and incentives, when payment is tendered at the point of sale as the performance obligation has been satisfied. Food and beverage revenue includes the sale of food and beverage products. Recreation revenue includes bowling and bocce sales. Revenues are recognized net of discounts and taxes. Event deposits received from guests are deferred and recognized as revenue when the event is held. Events sales consisting of charges for bowling or bocce play are recognized as “recreation revenue,” while all other event sales are recognized as “food and beverage revenue.”
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
Revenues are reported net of sales tax collected from customers. Sales tax collected is included in other accrued liabilities on the consolidated balance sheets until the taxes are remitted to the appropriate taxing authorities.
Cost of food and beverage
The components of food and beverage costs are variable in nature, increase as sales volumes increase and are influenced by sales mix, commodity costs and inflation.
Store labor and benefits
Store labor and benefits consists of all restaurant-level management and hourly labor costs including salaries, wages, benefits, bonuses, and payroll taxes. Corporate-level employees are otherwise classified within general and administrative expenses on the consolidated statements of operations.
Factors that influence labor costs include minimum wage and payroll tax legislation, health care costs and sizes and locations of our stores.
Store occupancy costs, excluding depreciation
Store occupancy costs, excluding depreciation, consists of rent expense, common area maintenance costs, real estate taxes, and utilities.
Other store operating expenses, excluding depreciation
Other store operating expenses, excluding depreciation, include other operating expenses incidental to operating our locations, such as third-party delivery fees, non-perishable supplies, repairs and maintenance, credit card fees and property insurance.
General and administrative expenses
General and administrative expenses consist primarily of operations, finance, advertising, legal, human resources, administrative personnel and other personnel costs that support development and operations, as well as stock-based compensation expense.

Depreciation expense
Depreciation expense includes the depreciation of fixed assets, including leasehold improvements and equipment.
Impairment loss
Long-lived assets, such as property and equipment, and operating lease right-of-use assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment loss is recognized for the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. See Note 2 to our consolidated financial statements included in this Annual Report.
Pre-opening expenses
Pre-opening expenses include costs associated with the opening and organizing of new stores, including the cost of pre-opening rent, training, relocation, recruiting and travel costs for team members engaged in such pre-opening activities. All pre-opening costs are expensed as incurred.
Interest expense
Interest expense includes mainly the interest incurred on our outstanding indebtedness, as well as amortization of deferred financing costs, mainly debt origination and commitment fees.
Other income (expense)
Other income (expense) has to date been immaterial.
Gain on debt extinguishment
Gain on debt extinguishment includes forgiveness of Paycheck Protection Program Loans (“PPP Loans”).
Gain on change in fair value of warrant liabilities and other
Changes in the fair value of our outstanding warrant liabilities and Oaktree Tranche 2 Loan (as defined in Note 7) written option are recognized in the consolidated statements of operations. Decreases or increases on the liability are based on changes to our fair market valuation.
Income tax expense
Our income tax expense consists primarily of federal and state income taxes and has historically not been material.

Results of Operations
We operate in one operating and reportable segment.
Comparison of fiscal year ended April 28, 2024 and fiscal year ended April 30, 2023
The following table summarizes our results of operations:

	Fiscal Year Ended		Dollar Change	Percentage Change
(dollar amounts in thousands)	April 28, 2024	April 30, 2023
Food and beverage revenues	$92,397	$87,467	$4,930	5.6%
Recreation revenues	26,327	23,806	2,521	10.6%
Total revenue	118,724	111,273	7,451	6.7%
Cost of food and beverage	20,296	18,968	1,328	7.0%
Store labor and benefits	44,044	40,415	3,629	9.0%
Store occupancy costs, excluding depreciation	17,455	18,375	(920)	(5.0)%
Other store operating expenses, excluding depreciation	21,486	18,655	2,831	15.2%
General and administrative expenses	19,989	13,205	6,784	51.4%
Depreciation expense	8,350	8,086	264	3.3%
Pre-opening expenses	8,889	4,935	3,954	80.1%
Impairment loss	—	2,363	(2,363)	(100.0)%
Operating loss	(21,785)	(13,729)	(8,056)	58.7%
Interest expense	(11,741)	(1,946)	(9,795)	503.3%
Gain on change in fair value of warrant liabilities and other	26,633	—	26,633	NM
Other income (expense)	140	(13)	153	(1176.9)%
Gain (loss) on debt extinguishment	—	8,355	(8,355)	(100.0)%
Income (loss) before income taxes	(6,753)	(7,333)	580	(7.9)%
Income tax expense	36	192	(156)	(81.3)%
Net income (loss)	$(6,789)	$(7,525)	736	(9.8)%
NM data not meaningful
Revenue
The increase in revenue for the fiscal year ended April 28, 2024 compared to the fiscal year ended April 30, 2023 was partially due to price increases in menu items and events, contributing 36% of the increase in revenue in the fiscal year ended April 28, 2024 compared to the fiscal year ended April 30, 2023. In addition, revenue also benefited from four new locations being open for a portion of the fiscal year ended April 28, 2024 compared to the fiscal year ended April 30, 2023 and 3.0% Same Store Sales Growth in the fiscal year ended April 28, 2024 as compared to the fiscal year ended April 30, 2023.
Restaurant Operating Costs
Cost of food and beverage

	Fiscal Year Ended
(dollar amounts in thousands)	April 28, 2024	April 30, 2023	Percentage Change
Cost of food and beverage	$20,296	$18,968	7.0%
As a percentage of total revenue	17.1%	17.0%
The increase in food and beverage costs for the fiscal year ended April 28, 2024 compared to the fiscal year ended April 30, 2023 was due to an increase in food and beverage sales.

Store labor and benefits

	Fiscal Year Ended
(dollar amounts in thousands)	April 28, 2024	April 30, 2023	Percentage Change
Store labor and benefits	$44,044	$40,415	9.0%
As a percentage of total revenue	37.1%	36.3%
The increase in store labor and benefits expenses for the fiscal year ended April 28, 2024 compared to the fiscal year ended April 30, 2023 was primarily due to four new locations open for a portion of the fiscal year ended April 28, 2024.
As a percentage of revenue, store labor and benefits for the fiscal year ended April 28, 2024 compared to the fiscal year ended April 30, 2023 increased from less efficient labor utilization from four new locations opening, partially offset by 110 basis point labor efficiency gains in our mature stores.
Store occupancy costs, excluding depreciation

	Fiscal Year Ended
(dollar amounts in thousands)	April 28, 2024	April 30, 2023	Percentage Change
Store occupancy costs, excluding depreciation	$17,455	$18,375	(5.0)%
As a percentage of total revenue	14.7%	16.5%
The decrease in store occupancy costs, excluding depreciation for the fiscal year ended April 28, 2024 compared to the fiscal year ended April 30, 2023 was primarily due to the impact of the amendment of our lease agreement entered in June 2023 for our Georgetown location, resulting in a reduction of occupancy cost in the period of $3,281, offset in part by four new locations open for a portion of fiscal 2024 compared to fiscal 2023 and modest increases in real estate taxes for certain locations.
As a percentage of revenue, the decrease in store occupancy costs, excluding depreciation for the fiscal year ended April 28, 2024 compared to the fiscal year ended April 30, 2023 was primarily due to the Georgetown lease amendment (see Note 9) and an increase in sales in the fiscal year ended April 28, 2024 compared to the fiscal year ended April 30, 2023, offset in part by four new locations open for a portion of fiscal 2024 compared to fiscal 2023.
Other store operating expenses, excluding depreciation

	Fiscal Year Ended
(dollar amounts in thousands)	April 28, 2024	April 30, 2023	Percentage Change
Other store operating expenses, excluding depreciation	$21,486	$18,655	15.2%
As a percentage of total revenue	18.1%	16.8%
The increase in other store operating expenses, excluding depreciation for the fiscal year ended April 28, 2024 compared to the fiscal year ended April 30, 2023, including the increase as a percentage of total revenue, was primarily due to increased overall store supply and location infrastructure expenses, increased supply utilization, four new locations open for a portion of fiscal 2024, increases in training of our team members and increases in repair and maintenance activities.
General and administrative expenses

	Fiscal Year Ended
(dollar amounts in thousands)	April 28, 2024	April 30, 2023	Percentage Change
General and administrative expenses	$19,989	$13,205	51.4%
As a percentage of total revenue	16.8%	11.9%
The increase in general and administrative expenses for the fiscal year ended April 28, 2024 compared to the fiscal year ended April 30, 2023 was primarily due to increases in consulting, audit and legal fees resulting from our Business Combination, public company readiness initiatives including additional headcount and increased marketing spend to support four new locations as compared to fiscal 2023.

As a percentage of revenue, the increase in general and administrative expenses for the fiscal year ended April 28, 2024 compared to the fiscal year ended April 30, 2023 was primarily due to the increases discussed in the preceding paragraph.
Depreciation expense

	Fiscal Year Ended
(dollar amounts in thousands)	April 28, 2024	April 30, 2023	Percentage Change
Depreciation expense	$8,350	$8,086	3.3%
As a percentage of total revenue	7.0%	7.3%
The increase in depreciation expense for the fiscal year ended April 28, 2024 compared to the fiscal year ended April 30, 2023 was primarily due to by additional assets being put into service at our four new locations opened in fiscal 2024.

Pre-opening expenses

	Fiscal Year Ended
(dollar amounts in thousands)	April 28, 2024	April 30, 2023	Percentage Change
Pre-opening expenses	$8,889	$4,935	80.1%
As a percentage of total revenue	7.5%	4.4%
The increase in pre-opening expenses, including as a percentage of total revenue, for the fiscal year ended April 28, 2024 compared to the fiscal year ended April 30, 2023 was primarily due to training, hiring, marketing and legal expenses associated with the opening of four new locations compared to three new locations being under construction in fiscal 2023.
Impairment Loss

	Fiscal Year Ended
(dollar amounts in thousands)	April 28, 2024	April 30, 2023	Percentage Change
Impairment loss	$—	$2,363	(100.0)%
As a percentage of total revenue	—%	2.1%
During the fiscal year ended April 30, 2023, the Company recorded a non-cash long-lived asset impairment for property and equipment at a certain location. The Company did not record any impairment loss during the fiscal year ended April 28, 2024.
Interest expense

	Fiscal Year Ended
(dollar amounts in thousands)	April 28, 2024	April 30, 2023	Percentage Change
Total interest expense	$(11,741)	$(1,946)	503.3%
As a percentage of total revenue	(9.9)%	(1.7)%
The increase in interest expense for the fiscal year ended April 28, 2024 compared to the fiscal year ended April 30, 2023, including the increase as a percentage of total revenue, was primarily due to an increase in long-term notes payable during the fiscal year ended April 28, 2024 (see “Liquidity and Capital Resources” and Note 7).
Gain on change in fair value of warrant liabilities and other

	Fiscal Year Ended
(dollar amounts in thousands)	April 28, 2024	April 30, 2023	Percentage Change
Gain on change in fair value of warrant liabilities and other	$26,633	$—	NM
As a percentage of total revenue	22.4%	—
NM data not meaningful

The increase in gain on change in fair value of warrant liabilities and other was due to the transfer of the Public Warrants and Private Warrants in connection with the consummation of the Business Combination on December 29, 2023, and the decrease in our stock price and its impact on the fair value of our outstanding Public Warrants and Private Warrants as of the end of fiscal 2024, as well as a change in fair value of the Silverview Warrants and Granite Creek Warrants (as defined in Note 12) during the fiscal year ended April 28, 2024.
Other income (expense)

	Fiscal Year Ended
(dollar amounts in thousands)	April 28, 2024	April 30, 2023	Percentage Change
Other income (expense)	$140	$(13)	(1176.9)%
As a percentage of total revenue	0.1%	—%
The increase in other income (expense) was due to release of funds in connection with the development of a potential new location.
Gain (loss) on debt extinguishment

	Fiscal Year Ended
(dollar amounts in thousands)	April 28, 2024	April 30, 2023	Percentage Change
Gain (loss) on debt extinguishment	$—	$8,355	(100.0)%
As a percentage of total revenue	—%	7.5%
The decrease in gain on debt extinguishment was due to no PPP Loans being forgiven in the fiscal year ended April 28, 2024 compared to the fiscal year ended April 30, 2023.
Income (loss) before income taxes

	Fiscal Year Ended
(dollar amounts in thousands)	April 28, 2024	April 30, 2023	Percentage Change
Income (loss) before income taxes	$(6,753)	$(7,333)	(7.9)%
The increase in income loss before income taxes for the fiscal year ended April 28, 2024 compared to the fiscal year ended April 30, 2023 was primarily due to the factors described above.
Net Loss

	Fiscal Year Ended
(dollar amounts in thousands)	April 28, 2024	April 30, 2023	Percentage Change
Net (loss)/income	$(6,789)	$(7,525)	(9.8)%
The increase in net loss for the fiscal year ended April 28, 2024 compared to the fiscal year ended April 30, 2023 was primarily due to the factors described above.
Liquidity and Capital Resources
To date, we have funded our operations through proceeds received from previous common stock and preferred stock issuances, through borrowings under various lending commitments and through cash flow from operations. As of April 28, 2024 and April 30, 2023, we had $13.2 million and $8.4 million in cash and cash equivalents, respectively. In fiscal 2023, we borrowed $22.5 million under the Silverview Facility and had access to a second tranche in the amount of $12.5 million through the Silverview Facility. In fiscal 2023, we borrowed $11.5 million under the Granite Creek Facility (as defined in Note 7). In the fiscal year ended April 28, 2024, we borrowed an additional $12.5 million under the Silverview Facility (as defined in Note 7) and an additional $5.0 million under the Granite Creek Facility. On December 29, 2023, we entered into a term loan agreement with Oaktree Fund Administration, LLC, as agent, under which we borrowed an additional $50.0 million (see Note 7) and issued warrants to purchase 2,500,000 shares of Class A Common Stock at an exercise price of $0.01 per share (“Oaktree Tranche 1 Warrants”). If we are unable to generate positive operating cash flows, additional debt and equity financings may be necessary to sustain future operations, and there can be no assurance that such financing will be available to us on commercially reasonable terms, or at all.

Historically, our primary liquidity and capital requirements have been for new location development, initiatives to improve the customer experience in our locations, working capital and general corporate needs. We have not previously required significant working capital because landlords have provided substantial tenant improvement allowances for construction and customers generally pay using cash or credit and debit cards and, as a result, our operations do not generate significant receivables. We have benefited from tenant improvement allowances. Additionally, our operations do not require significant inventories due, in part, to our use of numerous fresh ingredients, and we are able to sell most of our inventory items before payment is due to the supplier of such items.
In fiscal 2024, we completed the closing of $19.8 million of Series I Convertible Preferred Stock, representing the sale of an aggregate of 850,648 shares of our Series I Redeemable Convertible Preferred Stock at a purchase price of $25.00 per share. In connection with the Reverse Recapitalization, the shares of Series I Redeemable Convertible Preferred Stock were automatically cancelled and extinguished and converted into the right to receive shares of Pinstripes Class A Common Stock.
Based on our current operating plan, we believe our existing cash and cash equivalents, and additional tenant improvement allowances, will be sufficient to fund our operating lease obligations, capital expenditures and working capital needs for at least the next 12 months following the date of this report. We expect the proceeds from the Oaktree loan agreement will facilitate further growth in our business, including through the development of additional locations. Furthermore, we expect that our ability to organically generate cash from continuing operations of existing and new locations will provide additional liquidity and resources beyond the next 12 months following the date of this report.
Impact of the registration of shares of Class A Common Stock for resale pursuant to the S-1
Under the S-1, subject to any lockup or other transfer restrictions, the Selling Securityholders named in such S-1 can resell up to a total of 36,605,141 shares of Class A Common Stock, including 4,969,777 shares issuable upon conversion of the Pinstripes Holdings Class B Common Stock, 11,910,000 shares issuable upon the exercise of the Private Placement Warrants and 2,912,500 shares issuable upon the exercise of the Oaktree Warrants. The shares may be resold for so long as the S-1 is available for use. The shares of Class A Common Stock being offered for resale pursuant to this prospectus included in the S-1 would represent approximately 60.7% of the shares of Class A Common Stock outstanding as of April 28, 2024, and 31.3% of the shares of Pinstripes Holdings Class A Common Stock outstanding assuming the issuance of all 37,727,500 shares of Pinstripes Holdings Class A Common Stock issuable upon full exercise of the Warrants and the Oaktree Warrants and upon conversion of all outstanding shares of Pinstripes Holdings Series B Common Stock (which may will become convertible only upon the satisfaction of certain conditions set forth in the Charter). Given the substantial number of shares of Class A Common Stock being registered pursuant to the prospectus contained in the S-1, the sale of such shares, or the perception in the market of the potential for the sale of a large number of shares, could increase the volatility of the market price of Class A Common Stock or result in a significant decline in the public trading price of Class A Common Stock and could impair our ability to raise capital through the sale of additional equity securities.
Another potential source of cash is proceeds from any exercises of Public Warrants or Private Warrants for cash (which have an aggregate exercise price of $275,827,500). However, the exercise price of each of the Public Warrants and Private Warrants is $11.50 per share, which exceeds the closing price of the Pinstripes Class A Common Stock on the NYSE on June 26, 2024, which was $3.00 per share, and we believe that, for so long as the Public Warrants and Private Warrants are “out of the money,” the holders thereof are not likely to exercise the Public Warrants or the Private Warrants. Any cash proceeds associated with the exercise of the Public Warrants and the Private Warrants are dependent on our stock price. Accordingly, we have not included the net proceeds from any exercise of the Public Warrants or Private Warrants in our assessment of our liquidity and our ability to fund operations on a prospective basis.
In addition, we may lower the exercise price of the Public Warrants and the Private Warrants in accordance with Section 9.8 of the Warrant Agreement to induce the holders to exercise such warrants. We may effect such reduction in exercise price without the consent of such warrant holders and such reduction would decrease the maximum amount of cash proceeds we would receive upon the exercise in full of the Warrants for cash. Further, it is possible that we could, in the future, offer to exchange shares of Pinstripes Holdings Class A Common Stock for outstanding Public Warrants and Private Warrants. To the extent we do so, and such offer is accepted, we would not receive any proceeds from the exercise of the Public Warrants and Private Warrants exchanged.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Fiscal Year Ended
(dollar amounts in thousands)	April 28, 2024	April 30, 2023
Net cash used in operating activities	$(32,682)	$(12,040)
Net cash used in investing activities	(22,128)	(12,987)
Net cash provided by financing activities	59,545	24,556
Net change in cash and cash equivalents	$4,735	$(471)
Operating Activities
Net cash used in operating activities was $(32.7) million for the fiscal year ended April 28, 2024 compared to $(12.0) million cash used by operating activities for the fiscal year ended April 30, 2023. The increase in net cash used in operating activities was due to a higher operating loss driven by higher pre-opening expenses and other store operating expenses plus the opening of four new store locations in the fiscal year ended April 28, 2024 as compared to the fiscal year ended April 30, 2023.
Investing Activities
Net cash used in investing activities was $(22.1) million for the fiscal year ended April 28, 2024 compared to $(13.0) million for the fiscal year ended April 30, 2023. Our purchase of property and equipment of $(22.1) million increased in the fiscal year ended April 28, 2024 from $(13.0) million in the fiscal year ended April 30, 2023 in connection with four locations that opened in fiscal 2024.
Financing Activities
Net cash provided by financing activities was $59.5 million for the fiscal year ended April 28, 2024 compared to net cash used in financing activities of $24.6 million for the fiscal year ended April 30, 2023. The primary components of net cash provided by financing activities for the fiscal year ended April 28, 2024 were (i) proceeds from warrant issuances of $24.6 million, (ii) proceeds from the issuance of the Series I Redeemable Convertible Preferred Stock of $19.8 million and (iii) additional borrowings of $12.5 million under the Silverview Facility, $5.0 million under the Granite Creek Facility, $50.0 million under the Oaktree Tranche 1 Loan and $1.0 million related to the Oaktree Tranche 2 Loan written option. These proceeds were offset by $23.9 million of transaction costs paid in connection with the Reverse Recapitalization and registration statements, principal payments of long-term notes payable of $1.4 million and debt discount and issuances costs of $27.7 million.
Off-Balance Sheet Arrangements
As of the date of this Annual Report, we do not have any off-balance sheet arrangements.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires us to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of revenue and expenses during the reporting period. Our most significant estimates and judgments involve difficult, subjective or complex judgements made by management. Actual results may differ from these estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected. We believe that the accounting policies described below involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations. For further information, see Note 2 to our consolidated financial statements included in this Annual Report.
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
Lease payments include fixed payments and variable payments for common area maintenance costs, real estate taxes, insurance related to leases or additional rent based upon sales volume (variable lease cost). Variable lease costs are expensed as incurred whereas fixed lease costs are recorded on a straight-line basis over the life of the lease. We do not separate lease and non-lease components (e.g., common area maintenance), which is a policy maintained for all asset classes. Leases do not contain any material residual value guarantee or material restrictive covenants.
The discount rate used to determine the amount of right-of-use assets and lease liabilities is the interest rate implicit in the lease, when known. If the rate is not implicit in the lease, we use our incremental borrowing rate, which is derived based on available information at the commencement date. We do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions we use to calculate our right-of-use asset and lease liability.
Impairment of Long-lived Assets
We review long-lived assets, such as property and equipment, and operating lease right-of-use assets with definitive lives, for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We perform our long-lived asset impairment analysis by grouping assets and liabilities at the individual store level, since this is the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, and evaluate the asset group against the sum of the undiscounted future cash flows.
In determining the undiscounted future cash flows, we consider historical cash flows and other relevant factors and circumstances, including the maturity of the store, changes in the economic environment, unfavorable changes in business climate and future operating plans. The significant inputs used in determining our estimate of the projected undiscounted future cash flows include future revenue growth, changes in store labor and operating costs, future lease payments and projected operating margins, as well as the estimate of the remaining useful life of the assets. We believe our assumptions are reasonable based on available information. Changes in assumptions and estimates used in the impairment analysis, or future results that vary from assumptions used in the analysis, could affect the estimated fair value of long-lived intangible assets and could result in impairment charges in a future period.
Warrants
We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (the “FASB”) ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether they meet the definition of a liability pursuant to ASC 480 and whether they meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the consolidated statements of operations.
The Public Warrants and Private Warrants meet the definition of a derivative instrument, requiring liability classification, and are measured at fair value on a recurring basis with the change in fair value recognized in the Company’s consolidated statements of operations. The fair value of the Public Warrants is measured by the Company’s publicly traded warrant price. In determining the fair value of the Private Warrants, the Company utilizes the Cox-Rubenstein-Ross binomial lattice model using level 3 inputs consisting of the fair value of the Public Warrants as of the measurement and implied equity volatility. See Note 12.

The Company determined the Oaktree Tranche 1 Warrants meet the equity classification guidance and were measured at fair value upon issuance. Under the Oaktree loan agreement, the Company is contractually obligated to issue a specified number of warrants to Oaktree based on the scenarios described in Note 12. Therefore, the Additional Oaktree Tranche 1 Warrants and Oaktree Tranche 2 Warrants (as defined in Note 12) are considered contingently issuable, and the contingency is satisfied when Oaktree exercises its written option on the Oaktree Tranche 2 Loan and the Class A Common Stock meets the contingency requirements described in Note 12. When the contingently issuable warrants’ contingencies are satisfied, the respective shares underlying these warrants will be considered indexed to the Class A Common Stock and qualify for equity classification under the derivative scope exception provided by ASC 815. See Note 12. We believe our assumptions are reasonable based on available information. Changes in assumptions and estimates used in the warrants valuation, or future results that vary from assumptions used in the analysis, could affect the estimated fair value of warrant liabilities and could result in material charges in a future period.
Revenue Recognition
We recognize food and beverage revenues and recreation revenue when payment is tendered at the point of sale as the performance obligation has been satisfied. Food and beverage revenues include the sale of food and beverage products. Recreation revenue includes bowling and bocce sales. We recognize revenues net of discounts and taxes. We defer event deposits received from guests and recognize such deposits as revenue when the event is held. Event deposits received from customers in advance are included in amounts due to customers, and we recognize revenues from events when the event takes place.
We sell gift cards, which do not have expiration dates, and do not deduct non-usage fees from outstanding gift card balances. We record gift card sales as a liability and recognize as revenue upon redemption by the customer. For unredeemed gift cards that we expect to be entitled to breakage and for which there is no legal obligation to remit the unredeemed gift card balances to the relevant jurisdictions, we recognize expected breakage as revenue in proportion to the pattern of redemption by the customers. The determination of the gift card breakage is based on our specific historical redemption patterns. The contract liability related to our gift cards is included in amounts due to customers in the consolidated balance sheets. We report revenues net of sales tax collected from customers. We include sales tax collected in other accrued liabilities on the consolidated balance sheets until the taxes are remitted to the appropriate taxing authorities. We believe our assumptions are reasonable based on available information. Changes in assumptions and estimates used in the gift card breakage calculation, or future results that vary from assumptions used in the analysis, could affect the estimated revenue recognized from gift card breakage and could result in material changes in a future period.
Classification of Instruments as Liabilities or Equity
We have applied ASC 480, “Distinguishing Liabilities from Equity,” to classify as a liability or equity certain redeemable and/or convertible instruments, including our preferred stock. We determine the liability classification if the financial instrument is mandatorily redeemable for cash or by issuing a variable number of equity shares.
If we determine that a financial instrument should not be classified as a liability, we then determine whether the financial instrument should be presented between the liability section and the equity section of the balance sheet as temporary equity. We determine financial instruments as temporary equity if the redemption of the preferred stock or other financial instrument is outside of our control. Otherwise, we account for the financial instrument as permanent equity.
Emerging Growth Company
The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies for up to five years or until a company is no longer an emerging growth company. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We have elected not to opt out of such extended transition period, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our consolidated financial statements may not be comparable to those of companies that comply with new or revised accounting pronouncements as of public company effective dates.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
This item is not applicable as the Company is a smaller reporting company.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Pinstripes Holdings, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheet of Pinstripes Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of April 28, 2024, the related consolidated statement of operations, changes in redeemable convertible preferred stock and shareholders’ equity, and cash flows for the year ended April 28, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 28, 2024, and the results of its operations and its cash flows for the year ended April 28, 2024, in conformity with accounting principles generally accepted in the United States of America.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2024.
Chicago, Illinois
June 28, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Pinstripes, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Pinstripes, Inc. (the Company and predecessor to Pinstripes Holdings, Inc.) as of April 30, 2023, the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ deficit and cash flows for the fiscal year ended April 30, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 30, 2023 and the results of its operations and its cash flows for the fiscal year ended April 30, 2023, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ Ernst & Young LLP
We have served as the Company’s auditor from 2021 to 2024.
Chicago, Illinois
September 6, 2023, except for the effect of reverse recapitalization discussed in Note 3, as to which the date is April 1, 2024

Pinstripes Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	April 28, 2024	April 30, 2023
Assets
Current Assets
Cash and cash equivalents	$13,171	$8,436
Accounts receivable	1,137	1,310
Inventories	949	802
Prepaid expenses and other current assets	2,101	577
Total current assets	17,358	11,125
Property and equipment, net	80,015	62,842
Operating lease right-of-use assets	66,362	55,604
Other long-term assets	3,586	1,356
Total assets	$167,321	$130,927
Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Deficit
Current Liabilities
Accounts payable	$22,706	$19,305
Amounts due to customers	8,633	7,349
Current portion of long-term notes payable	4,818	1,044
Accrued occupancy costs	6,508	14,940
Other accrued liabilities	6,546	6,688
Current portion of operating lease liabilities	15,259	10,727
Warrant liabilities	5,411	1,925
Total current liabilities	69,881	61,978
Long-term notes payable	70,677	36,211
Long-term accrued occupancy costs	277	2,020
Operating lease liabilities	94,256	91,398
Other long-term liabilities	1,386	850
Total liabilities	236,477	192,457

Commitments and contingencies (Note 14)

Redeemable convertible preferred stock	—	53,468

Stockholders’ deficit
Common stock (par value: $0.0001; authorized: 430,000,000 shares; issued and outstanding: 40,087,785 shares at April 28, 2024 and 11,422,476 shares at April 30, 2023)	4	1
Additional paid-in capital	56,623	3,794
Accumulated deficit	(125,783)	(118,793)
Total stockholders’ deficit	(69,156)	(114,998)
Total liabilities, redeemable convertible preferred stock, and stockholders’ deficit	$167,321	$130,927

The accompanying notes are an integral part of these consolidated financial statements.

Pinstripes Holdings, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Fiscal Year Ended
	April 28, 2024	April 30, 2023

Food and beverage revenues	$92,397	$87,467
Recreation revenues	26,327	23,806
Total revenue	118,724	111,273

Cost of food and beverage	20,296	18,968
Store labor and benefits	44,044	40,415
Store occupancy costs, excluding depreciation	17,455	18,375
Other store operating expenses, excluding depreciation	21,486	18,655
General and administrative expenses	19,989	13,205
Depreciation expense	8,350	8,086
Pre-opening expenses	8,889	4,935
Impairment loss	—	2,363
Operating loss	(21,785)	(13,729)
Interest expense, net	(11,741)	(1,946)
Gain on change in fair value of warrant liabilities and other	26,633	—
Other income (expense)	140	(13)
Gain on extinguishment of debt	—	8,355
Loss before income taxes	(6,753)	(7,333)
Income tax expense	36	192
Net loss	(6,789)	(7,525)
Less: Cumulative unpaid dividends and change in redemption amount of redeemable convertible preferred stock	(2,301)	—
Net loss attributable to common stockholders	$(9,090)	$(7,525)

Basic loss per share	$(0.41)	$(0.66)
Diluted loss per share	$(0.41)	$(0.66)
Weighted average shares outstanding, basic	22,317,755	11,480,322
Weighted average shares outstanding, diluted	22,317,755	11,480,322

The accompanying notes are an integral part of these consolidated financial statements.

Pinstripes Holdings, Inc.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit
(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares(1)	Amounts	Shares(1)	Amounts
Balance as of April 24, 2022, as previously reported	10,085,612	$52,218	6,167,254	$62	$1,650	$(111,268)	$(109,556)
Retroactive application of reverse recapitalization	8,558,727	—	5,233,579	(61)	61	—	—
Balance as of April 24, 2022, after effect of the reverse recapitalization	18,644,339	$52,218	11,400,833	$1	$1,711	$(111,268)	$(109,556)
Net loss	—	—	—	—	—	(7,525)	(7,525)
Issuance of warrants	—	—	—	—	1,722	—	1,722
Issuance of Series G redeemable convertible preferred stock	194,104	1,050	—	—	—	—	—
Issuance of Series H redeemable convertible preferred stock	24,647	200	—	—	—	—	—
Exercise of stock options	—	—	21,643	—	66	—	66
Stock-based compensation	—	—	—	—	295	—	295
Balance as of April 30, 2023, after effect of the reverse recapitalization	18,863,090	$53,468	11,422,476	$1	$3,794	$(118,793)	$(114,998)
Net loss	—	—	—	—	—	(6,789)	(6,789)
Issuance of Series I redeemable convertible preferred stock	2,126,620	19,843	—	—	—	—	—
Accretion of cumulative dividends on Series I redeemable convertible preferred stock	—	878	—	—	(878)	—	(878)
Change in the redemption value of the redeemable convertible preferred stock	—	1,423	—	—	(1,423)	—	(1,423)
Stock-based compensation	—	—	—	—	1,178	—	1,178
Issuance of warrants	—	—	—	—	196	(23)	173
Reclassification of liability-classified warrants	—	—	—	—	(894)	—	(894)
Exercise of stock options	—	—	45,322	—	—	—	—
Exercise of warrants	—	—	296,053	—	2,203	—	2,203
Conversion of cumulative unpaid dividends on Series I redeemable convertible preferred stock to common stock in connection with the reverse recapitalization	—	(878)	87,755	—	878	—	878
Conversion of redeemable convertible preferred stock to common stock in connection with the reverse recapitalization	(20,989,710)	(74,734)	20,989,710	2	74,732	—	74,734
Conversion of warrants into common stock in connection with the reverse recapitalization	—	—	655,213	—	—	—	—
Conversion of long-term notes payable and accrued interest to common stock in connection with the reverse recapitalization	—	—	924,304	—	5,000	—	5,000

Pinstripes Holdings, Inc.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit
(in thousands, except share amounts)

Forfeiture of accrued interest in connection with the conversion of long-term notes payable	—	—	—	—	890	—	890
Issuance of common stock in the reverse recapitalization pursuant to the BCA	—	—	5,447,203	1	(1)	—	—
Transfer of warrants related to business combination	—	—	—	—	(29,824)	—	(29,824)
Transaction costs incurred in connection with the reverse recapitalization and registration statements	—	—	—	—	(23,958)	—	(23,958)
Issuance of common stock as payment for Legacy Pinstripes transaction costs incurred in connection with the reverse recapitalization	—	—	50,000	—	—	—	—
Issuance of common stock as settlement for the unpaid accrued interest on the convertible notes	—	—	13,749	—	138	—	138
Issuance of warrants in connection with the reverse recapitalization	—	—	—	—	24,592	—	24,592
Prior period adjustment	—	—	—	—	—	(178)	(178)
Issuance of common stock related to the close of the business combination	—	—	156,000	—	—	—	—
Balance as of April 28, 2024	—	$—	40,087,785	$4	$56,623	$(125,783)	$(69,156)
(1) The number of shares of Redeemable Convertible Preferred Stock and Common Stock issued and outstanding prior to the Reverse Recapitalization have been retroactively adjusted by the Exchange Ratios to give effect to the Reverse Recapitalization. See Note 3.
The accompanying notes are an integral part of these consolidated financial statements.

Pinstripes Holdings, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year Ended
	April 28, 2024	April 30, 2023
Cash flows from operating activities
Net loss	$(6,789)	$(7,525)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on modification of operating leases	(3,281)	—
Depreciation expense	8,350	8,086
Non-cash operating lease expense	5,594	5,252
Paid-in-kind interest	3,430	—
Operating lease tenant allowances	(42)	7,727
Stock based compensation	1,178	295
Gain on change in fair value of warrant liabilities and other	(26,633)	—
Gain on extinguishment of debt	—	(8,355)
Amortization of debt issuance costs	1,951	246
Impairment loss	—	2,363
(Increase) decrease in operating assets
Accounts receivable	173	(431)
Inventories	(147)	(99)
Prepaid expenses and other current assets	(1,034)	(250)
Operating right-of-use asset	(5,548)	—
Other long-term assets	(3,586)	—
(Decrease) increase in operating liabilities
Accounts payable	4,056	(7,551)
Amounts due to customers	1,284	91
Accrued occupancy costs	(5,556)	(3,595)
Other accrued liabilities	80	(662)
Operating lease liabilities	(6,162)	(7,632)
Net cash used in operating activities	(32,682)	(12,040)
Cash flows from investing activities
Purchase of property and equipment	(22,128)	(12,987)
Net cash used in investing activities	(22,128)	(12,987)
Cash flows from financing activities
Proceeds from stock option exercises	—	66
Proceeds from warrant exercises	1	—
Proceeds from warrant issuances	24,592	3,758
Proceeds from issuance of redeemable convertible preferred stock, net	19,843	200
Payment of transaction costs related to reverse recapitalization and registration statements	(23,864)	—
Principal payments on long-term notes payable	(1,429)	(6,144)
Proceeds from the Oaktree Tranche 2 Loan	1,012	—
Debt issuance costs	(773)	(2,304)
Redemption of long-term notes payable	—	(100)
Proceeds from long-term notes payable, net	40,163	29,080
Net cash provided by financing activities	59,545	24,556
Net change in cash, cash equivalents and restricted cash	4,735	(471)
Cash, cash equivalents and restricted cash - beginning of period	8,436	8,907
Cash, cash equivalents and restricted cash - end of period	$13,171	$8,436

Pinstripes Holdings, Inc.
Consolidated Statements of Cash Flows
(in thousands)

Supplemental disclosures of cash flow information
Cash paid for interest	$10,508	$1,428
Cash paid for income taxes	$109	$96
Supplemental disclosures of non-cash operating, investing and financing activities
Conversion of long-term notes payable to redeemable convertible preferred stock	$—	$1,050
Conversion of long-term notes payable and accrued interest to common stock	$5,137	$—
Forfeiture of accrued interest in connection with the conversion of long-term notes payable	$890	$—
Reclassification of warrant liability in connection with the reverse recapitalization	$940	$—
Conversion of preferred stock to common stock in connection with the reverse recapitalization	$75,501	$—
Transaction costs incurred in connection with the reverse recapitalization and registration statements but not yet paid	$596	$—
Transfer of warrants related to business combination	$29,824	$—
Conversion of Legacy Pinstripes common stock in connection with the reverse recapitalization	$180	$—
Increase in operating lease right-of-use assets	$14,018	$7,580
Non-cash finance obligation	$2,805	$—
Non-cash capital expenditures included in accounts payable	$654	$9,924
Change in the redemption amount of the redeemable convertible preferred stock	$1,423	$—
Accretion of cumulative dividends on Series I redeemable convertible preferred stock	$878	$—
The accompanying notes are an integral part of these consolidated financial statements.

Pinstripes Holdings, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)

Note 1 – Nature of Business and Basis of Presentation
Pinstripes Holdings, Inc. (“Pinstripes”, “New Pinstripes”, the “Company”, “we”, “us”, or “our”) was formed for the purpose of operating and expanding a unique entertainment and dining concept. As of April 28, 2024, the Company has 17 locations in ten states and generates revenue primarily from the sale of food, beverages, bowling, bocce and hosting private events. The Company operates its business as one operating and one reportable segment.
On December 29, 2023, Pinstripes, Inc. (the “Predecessor” or “Legacy Pinstripes”) consummated the previously announced business combination pursuant to the Business Combination Agreement, dated as of June 22, 2023 (as amended and restated as of September 26, 2023 and November 22, 2023, the “BCA” or “Business Combination”), by and among Legacy Pinstripes, Banyan Acquisition Corporation, a Delaware corporation (“Banyan”), and Panther Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Banyan. The financial statements included in this report reflect (i) the historical operating results of Legacy Pinstripes prior to the Business Combination and (ii) the combined results of Legacy Pinstripes and New Pinstripes following the closing of the Business Combination (collectively, Legacy Pinstripes and New Pinstripes are referred to as the “Company”). In connection with the closing of the Business Combination, Banyan changed its name to Pinstripes Holdings, Inc. (see Note 3).
The closing of the Business Combination is accounted for as a reverse recapitalization. The prior period share and per share amounts presented in the consolidated financial statements and related notes have been retroactively adjusted to give effect to the reverse recapitalization treatment of the transactions completed by the Business Combination.
The Company’s financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information as prescribed by the Securities and Exchange Commission (“SEC”).
Note 2 – Summary of Significant Accounting Policies
Principles of consolidation
The accompanying consolidated financial statements include the accounts of the Company and its directly and indirectly wholly owned subsidiaries: Pinstripes, Inc., Pinstripes at Prairiefire, Inc., Pinstripes Illinois, LLC, and Pinstripes, Hillsdale, LLC. All intercompany accounts and transactions have been eliminated in consolidation.
Fiscal years
The Company’s fiscal year consists of 52/53-weeks ending on the last Sunday in April. The fiscal year ended April 30, 2023 contained 53 weeks and the fiscal year ended April 28, 2024 contained 52 weeks. In a 52-week fiscal year, the first, second and third fiscal quarters each contain twelve weeks and the fourth fiscal quarter contains sixteen weeks. In a 53-week fiscal year, the first, second and third fiscal quarters each contain twelve weeks and the fourth fiscal quarter contains seventeen weeks.
Use of estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Cash, cash equivalents and restricted cash
Management considers transaction settlements in process from credit card companies and all highly-liquid investments with original maturities of three months or less to be cash equivalents. Amounts due from credit card transactions with settlement terms of less than five days are included in cash and cash equivalents. Credit and debit card receivables included within cash were $1,624 and $1,381 as of April 28, 2024 and April 30, 2023, respectively.
Restricted cash includes cash held to secure a letter of credit, with legally restricted cash collateral provisions, for the benefit of a landlord in exchange for a liquor license for the Company. As of April 28, 2024 and April 30, 2023, the Company had restricted cash of $1,000 and $0, in the consolidated balance sheets, respectively.

Pinstripes Holdings, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)

Accounts receivable
Accounts receivable primarily includes amounts due from the service provider processing customer event deposits and amounts due from third-party gift card distributors. The Company monitors the collectability of its receivables with customers based on the length of time the receivable is past due and historical experience. Historically, the amounts of bad debt losses have been de minis.
Prepaid Expenses
Prepaid expenses and deposits consist primarily of prepaid insurance premiums.
Inventories
Inventory, which consists of food and beverages used in operations, is valued at the lower of cost or net realizable value on a first-in, first-out basis (see Note 4). The Company did not record an inventory reserve as of April 28, 2024 and April 30, 2023.
Property and equipment
Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed on the straight-line method, based on assets’ useful lives or the shorter of the estimated useful lives or the terms of the underlying leases of the related leasehold improvements. Estimated depreciable lives for categories of property and equipment follow:

Depreciable Life - Years
Furniture, fixtures, and equipment	3 - 10
Leasehold improvements	10 - 20
Building and building improvements	15 - 30
Software	3 - 7
Repairs and maintenance are expensed as incurred. Upon sale or retirement, the related cost and accumulated depreciation are removed from the respective accounts, and any resulting gain or loss is included in operating income.
Impairment of long-lived assets
Long-lived assets, such as property and equipment, and operating lease right-of-use assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In determining the recoverability of the asset value, an analysis is performed at the individual store level, since this is the lowest level of identifiable cash flows, and primarily includes an assessment of historical cash flows and other relevant factors and circumstances, including the maturity of the store, changes in the economic environment and future operating plans. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment loss is recognized for the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. The fair value is estimated through the cost and income approach.
Projecting undiscounted future cash flows requires the use of estimates and assumptions that are largely unobservable, and classified as Level 3 inputs in the fair value hierarchy. If actual performance does not achieve such projections, the Company may be required to recognize impairment charges in futures periods and such charges could be material.
Due to certain market and operating conditions, the Company recorded an impairment charge of $2,363 primarily related to leasehold improvements and furniture, fixtures and equipment for the fiscal year ended April 30, 2023, with no impairment charges recorded in fiscal year 2024.

Pinstripes Holdings, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)

Leases
Leases are recognized in accordance with ASC 842. The Company leases various assets, including real estate, retail buildings, restaurant equipment and office equipment.
The Company has made an accounting policy election applicable to all asset classes not to record leases with an initial term of twelve months or less on the balance sheet as allowed within ASC 842. For leases with an initial term greater than 12 months, a related lease liability is recorded on the balance sheet at the present value of future fixed payments discounted at the Company’s estimated fully collateralized borrowing rate corresponding with the lease term (i.e., incremental borrowing rate). In addition, a right-of-use asset is recorded as the initial amount of the lease liability, plus any initial direct costs incurred and lease prepayment, less any tenant improvement allowance incentives received. Most of the Company’s leases include one or more options to renew, with terms that can extend from 5-10 years. To determine the expected lease term, we excluded all options as it is not reasonably certain we would exercise these options.
Lease payments include fixed payments and variable payments for common area maintenance costs, real estate taxes, insurance related to leases or additional rent based upon sales volume (variable lease cost). Variable lease costs are expensed as incurred whereas fixed lease costs are recorded on a straight-line basis over the life of the lease. The Company does not separate lease and non-lease components (e.g. common area maintenance), which is a policy maintained for all asset classes. Leases do not contain any material residual value guarantee or material restrictive covenants.
The discount rate used to determine the amount of right-of-use assets and lease liabilities is the interest rate implicit in the lease, when known. If the rate is not implicit in the lease, the Company uses its incremental borrowing rate, which is derived based on available information at or near the commencement date.
Debt and equity issuance costs
Debt issuance costs and discounts are amortized into interest expense over the terms of the related loan agreements using the effective interest method or other methods which approximate the effective interest method. Debt issuance costs related to a recognized debt liability are presented on the consolidated balance sheets as a direct deduction from the carrying amount of that debt liability, consistent with discounts.
Equity issuance costs incurred in connection with the warrants granted to the lenders are recorded as a reduction of additional paid-in capital.
Revenue
Food and beverage revenues and recreation revenues are recognized when payment is tendered at the point of sale as the performance obligation has been satisfied. Food and beverage revenues include the sale of food and beverage products. Recreation revenues include bowling and bocce sales. Revenues are recognized net of discounts and taxes. Event deposits received from guests are deferred and recognized as revenue when the event is held. Event deposits received from customers in advance are included in amounts due to customers in the consolidated balance sheets in the amounts of $6,640 as of April 28, 2024 and $5,453 as of April 30, 2023.
The Company sells gift cards, which do not have expiration dates, and does not deduct non-usage fees from outstanding gift card balances. Gift card sales are initially recorded by the Company as a liability and subsequently recognized as revenue upon redemption by the customer. For unredeemed gift cards that the Company expects to be entitled to breakage and for which there is no legal obligation to remit the unredeemed gift card balances to the relevant jurisdictions, the Company recognizes expected breakage as revenue in proportion to the pattern of redemption by the customers. The determination of the gift card breakage is based on the Company’s specific historical redemption patterns. The contract liability related to gift cards is included in amounts due to customers in the consolidated balance sheets in the

Pinstripes Holdings, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)

amounts of $1,993 as of April 28, 2024 and $1,896 as of April 30, 2023. The components of gift card revenue were as follows:

	Fiscal Year Ended
	April 28, 2024	April 30, 2023
Redemptions, net of discounts	$2,152	$1,415
Breakage	639	755
Gift card revenue, net	$2,791	$2,170
Revenues are reported net of sales tax collected from customers. Sales tax collected is included in other accrued liabilities on the consolidated balance sheets until the taxes are remitted to the appropriate taxing authorities.
Pre-opening costs
Pre-opening costs, which are expensed as incurred, consist of expenses prior to opening a new store location and are made up primarily of manager salaries, relocation costs, recruiting expenses, payroll and training costs, marketing and travel costs. These costs also include occupancy costs recorded during the period between the date of possession and the date we begin operations at a location. Pre-opening costs were $8,889 and $4,935 for the fiscal years ended April 28, 2024 and April 30, 2023, respectively, due to preparations for new locations under construction.
Advertising Expense
Advertising costs are expensed as incurred in general and administrative expenses in the Company’s consolidated statements of operations. Marketing expenses related to new locations are recorded in preopening expenses in the consolidated statements of operations. Advertising costs incurred were as follows:

	Fiscal Year Ended
	April 28, 2024	April 30, 2023
General and administrative expenses	$4,958	$3,044
Pre-opening expenses	910	604
Advertising costs incurred	$5,868	$3,648
Store labor and benefits
Store labor and benefits consists of all restaurant-level management and hourly labor costs including salaries, wages, benefits, bonuses and payroll taxes. Corporate-level employees payroll costs are classified within general and administrative expenses on the consolidated statements of operations.
Store occupancy costs, excluding depreciation
Store occupancy costs, excluding depreciation, consists of rent expense, common area maintenance costs, real estate taxes and utilities.
Other store operating expenses, excluding depreciation
The other store operating expenses, excluding depreciation, include all other venue-level operating expenses such as kitchen supplies, repairs and maintenance, credit card and bank fees, third-party delivery service fees and event expenses, except for store labor and related benefits associated with employees.
Stock-based compensation
The Company recognizes compensation expense for stock-based payment awards by charging the fair value of each award, as determined on its grant date, to earnings on a straight-line basis over each award’s requisite vesting period. The requisite service period for the Company’s stock options awards with service is derived by considering both the awards’ vesting period of five years and requisite service period derived from the market condition, which considers achievement of certain share prices. Forfeitures are recorded as they occur. The fair value of each option award is estimated on the date of

Pinstripes Holdings, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)

grant based on the Black-Scholes option pricing model or Hull White Binomial Lattice option valuation model. Significant inputs used in these models include the expiration date of the option term, contractual option term, a risk-free interest rate, expected volatility and management’s estimate of the fair value of the Company’s common stock. The Company granted non-employee directors a restricted stock unit award during fiscal year 2024 and compensation expense is recognized based on the grant date fair value over the one-year vesting period (see Note 11).
Fair value of financial instruments
U.S. GAAP establishes a three-tier hierarchy to prioritize the inputs used in the valuation methodologies in measuring the fair value of financial instruments. This hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three-tier fair value hierarchy is:
Level 1 – observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2 – include other inputs that are directly or indirectly observable in the marketplace.
Level 3 – unobservable inputs which are supported by little or no market activity.
The carrying value of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate fair market value due to the short term nature associated with these financial instruments. The fair value of our debt uses Level 3 inputs and Black-Derman-Toy (BDT) interest rate model (see Note 7). The fair value of warrant liabilities is determined using Level 3 inputs and the intrinsic value valuation method, as described in ASC 820 (see Note 12). Stock-based compensation is measured at the grant date using Level 2 inputs and Black-Scholes or Hull White Binomial Lattice option-pricing model (see Note 11).
The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis when events or circumstances indicate that the carrying amount of an asset may not be recoverable. These adjustments to fair value usually result from the write-downs of assets due to impairment.
Income taxes
The Company is taxed as a C corporation under which income taxes are accounted for using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized with respect to future tax consequences attributable to differences between the income tax basis of assets and liabilities and their carrying amounts for financial statement purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the enactment date.
Classification of instruments as liabilities or equity
The Company has applied ASC 480, Distinguishing Liabilities from Equity, to classify as a liability or equity certain redeemable and/or convertible instruments, including the Company’s preferred stock. The Company determines the liability classification if the financial instrument is mandatorily redeemable for cash or by issuing a variable number of equity shares.
If the Company determines that a financial instrument should not be classified as a liability, it then determines whether the financial instrument should be presented between the liability section and the equity section of the balance sheet as temporary equity. The Company classifies financial instruments as temporary equity if the redemption of the preferred stock or other financial instrument is outside the control of the Company. Otherwise, the Company accounts for the financial instrument as permanent equity. As of April 28, 2024, redeemable convertible preferred stock was converted into common equity in conjunction with the Reverse Recapitalization (see Note 3).

Pinstripes Holdings, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)

The Company records temporary equity or permanent equity upon issuance at the fair value, or cash received.
Common and preferred stock
In connection with the Reverse Recapitalization (see Note 3), the following classes of common (collectively, the Class A Common Stock, Series B-1 Common Stock, Series B-2 Common Stock and Series B-3 Common Stock, are referred to as “Common Stock”) and preferred stock were authorized:
•400,000,000 shares of Class A Common Stock at a par value of $0.0001 per share, of which 40,087,785 shares were issued and outstanding as of April 28, 2024
•10,000,000 shares of Series B-1 Common Stock at a par value of $0.0001 per share, of which no shares were issued and outstanding as of April 28, 2024
•10,000,000 shares of Series B-2 Common Stock at a par value of $0.0001 per share, of which no shares were issued and outstanding as of April 28, 2024
•10,000,000 shares of Series B-3 Common Stock at a par value of $0.0001 per share, of which no shares were issued and outstanding as of April 28, 2024
•10,000,000 shares of preferred stock at a par value of $0.0001 per share, of which no shares were issued and outstanding as of April 28, 2024
Recently adopted and issued accounting standards
In November 2023, the FASB issued Update 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures". This Update applies to all public entities that are required to report segment information in accordance with Topic 280. The amendments in this Update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this Update do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The standard should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this new standard.
In December 2023, the FASB issued Update 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". This Update applies to all entities that are subject to Topic 740. The amendments in this Update improve income tax disclosures primarily related to the rate reconciliation and income taxes paid information as well as the effectiveness of certain other income tax disclosures. The new standard is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The standard should be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the impact of adopting this new standard.
Note 3 – Reverse Recapitalization
The consummation of the Business Combination was accounted for as a reverse recapitalization in accordance with GAAP (“Reverse Recapitalization”). Under this method of accounting, Banyan is treated as the “acquired” company. Accordingly, for accounting and financial reporting purposes, the financial statements of the combined entity, New Pinstripes, represent a continuation of the consolidated financial statements of Legacy Pinstripes, with the transaction treated as the equivalent of Legacy Pinstripes issuing stock for the net assets of Banyan, accompanied by a recapitalization. The net assets of Banyan are stated at historical cost, which approximates fair value, with no goodwill or other intangible assets recorded. Legacy Pinstripes was determined to be the accounting acquirer due to (i) Legacy Pinstripes’ stockholders comprising the relative majority of the voting power of the combined entity and having the ability to nominate the substantial majority of the board of directors of New Pinstripes, (ii) Legacy Pinstripes’ operations prior to the Reverse

Pinstripes Holdings, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)

Recapitalization comprising the only ongoing operations of the combined entity, and (iii) Legacy Pinstripes’ senior management comprising the senior management of the combined company.
In connection with the closing of the Business Combination:
•Immediately prior to the consummation of the Reverse Recapitalization (i) each of the issued and outstanding 11,089,695 shares of Legacy Pinstripes Redeemable Convertible Preferred Stock (including the 850,648 shares of Legacy Pinstripes Series I Redeemable Convertible Preferred Stock and the 35,102 shares payable for the settlement of the cumulative unpaid dividends thereon) were converted into 11,089,695 shares of Legacy Pinstripes Common Stock; (ii) each of the issued and outstanding 354,436 Legacy Pinstripes warrants were converted into 354,436 shares of Legacy Pinstripes Common Stock; and (iii) each of Legacy Pinstripes outstanding principal convertible note obligations were converted into 500,000 shares of Legacy Pinstripes Common Stock (collectively, the “Conversion Shares”);
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
Pursuant to the BCA, an aggregate of (i) 1,485,000 of the issued and outstanding shares of Banyan Class A Common Stock and 345,000 of the issued and outstanding shares of Banyan Class B Common Stock held by the Banyan stockholders were re-issued as 1,830,000 shares of New Pinstripes Class B Common Stock, subject to vesting based upon satisfaction of stock trading price conditions (“Sponsor Earnout Shares”), (ii) 5,000,000 shares of New Pinstripes Class B Common Stock were issued to Legacy Pinstripes stockholders, subject to vesting based upon satisfaction of stock trading price conditions (“Target Earnout Shares”), and (iii) 4,000,000 shares of New Pinstripes Class B Common Stock were issued to Legacy Pinstripes stockholders, subject to vesting based upon financial performance in calendar 2024 (“EBITDA Earnout Shares” and, together with the Sponsor Earnout Shares and the Target Earnout Shares, the “Earnout Shares”). The Earnout Shares, which will convert into New Pinstripes Class A Common Stock if the conditions described herein are met,

Pinstripes Holdings, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)

are subject to forfeiture if the respective achievement of the specified targets are not met, are classified in stockholders’ equity as the Earnout Shares were determined to be indexed to New Pinstripes Class A Common Stock and meet the requirements for equity-classification (see Note 12).
In connection with the Reverse Recapitalization, Pinstripes entered into a loan agreement with Oaktree Fund Administration, LLC (“Oaktree”) under which Pinstripes obtained a senior secured term loan in the principal amount of $50,000 (see Note 7) and issued warrants to purchase 2,500,000 shares of New Pinstripes Class A Common Stock at an exercise price of $0.01 per share (“ Oaktree Tranche 1 Warrants”). Management evaluated the warrants and concluded the meet the criteria for equity classification (see Note 12).
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
Transaction Costs
During the fiscal year ended April 28, 2024, the Company incurred $24,317 for transaction costs incurred in connection with the Reverse Recapitalization, inclusive of Banyan incurred transaction costs, and $635 for transaction costs incurred with the S-1 and S-8 registration statements. The transaction costs primarily represent fees incurred for financial advisory, legal and other professional services. Transaction costs are reported as a reduction of additional paid-in capital on the consolidated balance sheets as of April 28, 2024, excluding $940 reported as prepaid and other current assets related to director and officer insurance for the Company and Banyan as well as $53 of taxes payable related to consummation of the business combination. Of the total transaction costs incurred as of April 28, 2024, $23,864 has been paid and reflected as a cash outflow from financing activities.
Retroactive Application of Reverse Recapitalization
The Business Combination is accounted for as a reverse recapitalization of equity. Accordingly, the prior period share and per share amounts presented in the consolidated financial statements and related notes have been retroactively adjusted to give effect to the Reverse Recapitalization.
Retroactive Application of Reverse Recapitalization to the Consolidated Balance Sheets
To conform to the retroactive application of the Reverse Recapitalization, the redeemable convertible preferred stock and the total stockholders’ deficit within the consolidated balance sheets have been retroactively converted to New Pinstripes Common Stock using the Exchange Ratios and the New Pinstripes Common Stock par value of $0.0001. Accordingly, the Company reclassified $61 of Legacy Pinstripes Common Stock par value to additional paid-in capital at April 30, 2023.
Retroactive Application of Reverse Recapitalization to the Consolidated Statements of Operations
The weighted average shares during the fiscal years ended April 28, 2024 and April 30, 2023 have been recalculated to give effect to the retroactive application of the Reverse Recapitalization on the outstanding shares. Accordingly, the basic

Pinstripes Holdings, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)

and diluted weighted-average Legacy Pinstripes Common Stock were retroactively converted to New Pinstripes Common Stock.
Retroactive Application of Reverse Recapitalization to the Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit
The consolidated statements of redeemable convertible preferred stock and stockholders’ deficit have been recast to reflect the number of New Pinstripes Common Stock issued to Legacy Pinstripes stockholders in connection with the Reverse Recapitalization at the New Pinstripes Common Stock par value of $0.0001. The number of Legacy Pinstripes’ Redeemable Convertible Preferred Stock and Legacy Pinstripes’ Common Stock have been recast after giving effect to the Exchange Ratio in connection with the Reverse Recapitalization, and the related impacts to common stock and additional paid-in-capital for the change in par value.
Note 4 – Inventory
Inventories consist of the following:

	April 28, 2024	April 30, 2023
Beverage	$672	$545
Food	277	257
Total	$949	$802
Note 5 – Property and Equipment
Property and equipment, net is summarized as follows:

	April 28, 2024	April 30, 2023
Leasehold improvements	$84,747	$63,606
Furniture, fixtures, and equipment	50,355	34,069
Building and building improvements	7,000	7,000
Software	18	—
Construction in progress	9,557	24,569
Total cost	151,677	129,244
Less: accumulated depreciation	(71,662)	(66,402)
Property and equipment, net	80,015	62,842
During the fiscal year ended April 28, 2024, the Company capitalized interest expense of $557 into construction in progress.
Construction in progress relates to new locations under construction.

Pinstripes Holdings, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)

Note 6 – Other Accrued Liabilities
Other accrued liabilities consist of the following:

	April 28, 2024	April 30, 2023
Accrued payroll	$3,010	$2,241
Accrued sales & income tax	1,566	1,072
Accrued interest	206	924
Landlord advances on construction buildout	—	912
Accrued insurance	311	864
Oaktree Tranche 2 Written Option	1,012	—
Accrued other	285	387
Accrued professional fees	156	288
Total	6,546	6,688
Note 7 – Debt
Long-term notes payable consists of the following:

	April 28, 2024	April 30, 2023
PPP and SBA loans	$500	$500
Term loans	34,300	22,500
Equipment loan	16,500	11,500
Senior notes	53,430	—
Convertible notes	—	5,000
Finance obligations	6,124	3,995
Other	74	127
Less: unamortized debt issuance costs and discounts	(35,433)	(6,367)
Total	75,495	37,255
Less: current portion of long-term notes payable	(4,818)	(1,044)
Long-term notes payable	$70,677	$36,211
PPP & SBA Loans
In April 2020, the Company executed a loan pursuant to the Paycheck Protection Program (“PPP”) loans, which was administered by the Small Business Association (“SBA”) under the CARES Act and the PPP Flexibility Act of 2020, for $7,725.
During the fiscal year ended April 25, 2021, the Company executed three PPP loans totaling $3,265. Each PPP loan matures two years after issuance. The interest rate on each PPP loan was 1.0% annually.
As authorized by the provisions of the CARES Act, the Company applied for forgiveness of a portion of the PPP loans. For the fiscal year ended April 30, 2023, the Company recorded a gain on the extinguishment of debt for $8,458, which includes accrued interest.
Term Loans
On March 7, 2023, the Company entered into a term loan facility (the “Silverview Facility”), consisting of two tranches and detachable warrants (see Note 11), with Silverview Credit Partners LP (“Silverview”) for $35,000 (the “Silverview Tranche 1 Loan”) that matures on June 7, 2027. As part of the transaction, the Company repaid $5,598 of term loans with Live Oak Banking Company. The interest rate on the term loan is 15%, which is payable monthly, and is collateralized by a first lien security interest in the assets of the business. At each six-month interval beginning in March of fiscal year 2024, the Company will begin repaying the principal amount. In March 2024, the Company made a principal

Pinstripes Holdings, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)

payment of $700. As of April 28, 2024 and April 30, 2023, the principal outstanding related to the Silverview Tranche 1 Loan is $34,300 and $22,500, respectively.
The Silverview Facility provides for a second tranche (the “Silverview Tranche 2 Loan”) that allows the Company to draw an additional $12,500 solely during the Silverview Tranche 2 Loan availability period, which ends on the earlier of September 7, 2024 or the date on which obligations shall become due and payable in full per the loan agreement. Under the Silverview Tranche 2 Loan, the Company can borrow $2,500 per draw for each of five new store openings ($12,500 in aggregate). The Company had no borrowings outstanding under the Silverview Tranche 2 Loan as of April 30, 2023.
In relation to the above term loans, the Company incurred debt issuance costs and discounts of $5,182, of which $1,354 was debt issuance costs, $2,421 was debt discount and $1,407 was a loan commitment asset within other long-term assets on the consolidated balance sheets as of April 30, 2023.
On August 1, 2023, the Company and Silverview entered into an agreement whereby the Company agreed to grant Silverview Warrants to purchase shares of the Company’s Common Stock issuable and exercisable by Silverview if the Company obtains additional funding under the Silverview Tranche 2 Loan. Simultaneously, the Company amended and restated its existing warrant agreement (see Note 12). The Company determined that the amendment was treated as a debt modification and accordingly, no gain or loss was recognized.
On July 27, 2023, September 29, 2023, October 20, 2023 and December 29, 2023 the Company received $1,000, $1,500, $5,000 and $5,000 respectively, in additional debt proceeds from Silverview under the Silverview Tranche 2 Loan to fund expansion, which bear interest at 15%, and will be payable in full on June 7, 2027. Upon the issuance of each Silverview Tranche 2 Loan , the Company reduced the Silverview Tranche 2 Loan commitment asset for the proportional amount received and presents the amounts as a debt issuance costs and a reduction of the borrowing proceeds (i.e., a debt discount). As of April 28, 2024, the Company has drawn the total $12,500 available under the Silverview Tranche 2 Loan. As such, all of the remaining loan commitment asset of $1,203 has been reclassified to debt discount of $559 and debt issuance costs of $644.
As of April 28, 2024, the Company has recorded debt issuance costs and discounts, net of amortization, of $4,400, of which $1,510 was debt issuance costs and $2,890 was debt discount on the consolidated balance sheets.
Equipment Loan
On April 19, 2023, the Company entered into a subordinated equipment loan (the “Granite Creek Facility”) of $11,500 and detachable warrants (see Note 12) with Granite Creek Capital Partners LLC (“Granite Creek”) that matures on April 19, 2028. The interest rate on the loan is 12% and is payable monthly. The Granite Creek Facility is collateralized by the specific furniture, fixture, and equipment assets of the business. The outstanding principal will be repaid in quarterly installments equal to $431 on the last day of each calendar quarter commencing on September 30, 2024.
On July 27, 2023, the Company restated the term loan agreement with Granite Creek, to provide for $5,000 in additional debt financing and the issuance of additional detachable warrants (see Note 12) for development of new locations that matures on April 19, 2028, bears interest at 12%, and is repayable in quarterly installments beginning September 30, 2024. The Company determined that the amendment was treated as a debt modification and accordingly, no gain or loss was recognized.
In relation to the equipment loan, the Company incurred debt issuance costs and discounts of $2,770, of which $76 was recorded as debt issuance costs and $2,694 was recorded as a debt discount on the consolidated balance sheets as of April 30, 2023.
As of April 28, 2024, the Company has recorded debt issuance costs and discounts, net of amortization, of $3,285, of which $60 was debt issuance costs and $3,225 was debt discount on the consolidated balance sheets.
Senior Notes
On December 29, 2023, in connection with the Reverse Recapitalization (see Note 3), the Company entered into a definitive loan agreement with Oaktree Fund Administration, LLC, as agent, (“Oaktree”) under which the Company issued Senior Secured Notes (“Senior Notes”) to Oaktree, which mature in five years on December 29, 2028, and detachable warrants (see Note 12). The principal payment is due at maturity. The loan agreement provides for Senior Notes of up to

Pinstripes Holdings, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)

$90,000 in the aggregate to be funded in two tranches as follows (a) an initial loan of $50,000 (“Oaktree Tranche 1 Loan”), which closed on December 29, 2023 in connection with the closing of the Business Combination, and (b) an additional $40,000 of Senior Notes is to be funded at the sole discretion of Oaktree no earlier than nine months and no later than 12 months after the Business Combination closing date (“Oaktree Tranche 2 Loan”). The Company will use the proceeds from the Oaktree Tranche 1 Loan for general business purposes, including the settlement of Business Combination related transaction costs and to fund expansion efforts. A condition to the funding of the Oaktree Tranche 2 Term Loan is that the Company shall use the proceeds to repay all outstanding amounts under the Silverview Facility. Interest on the Oaktree Tranche 1 Loan accrues on a daily basis calculated based on a 360-day year at a rate per annum equal to (i) 12.5% payable in arrears, at Pinstripes’ option either in cash or in kind (subject to certain procedures and conditions); provided that the interest payable in respect of any period following December 31, 2024, interest under this clause (i) will be required to be paid solely in cash, plus (ii) 7.5% payable quarterly in arrears, at Pinstripes’ option, either in cash or in kind (subject to certain procedures and conditions). On each payment interest date, the Company will increase the principal amount based upon the contractual rate and assume the value of the payment in kind is equal to the amount accrued. The effective interest rate of the original debt will incorporate the paid-in-kind (PIK) interest in the computation of the effective interest rate as an assumed cash flow on each payment date. As of April 28, 2024, the Company recorded $3,430 of accrued PIK interest in long-term notes payable on the consolidated balance sheet.
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
The Oaktree Tranche 2 Loan presents a written option to Oaktree to issue an additional $40,000 of funding at Oaktree’s sole discretion. The Company determined the written option for the Oaktree Tranche 2 Loan requires recognition as a liability and to be remeasured at fair value at the end of each reporting period. On December 29, 2023, the written option was initially recognized at its issuance date fair value of $1,773. During the fiscal year ended April 28, 2024, the Company recorded a gain for the change in fair value of the written option in the amount of $761, which is presented within the change in fair value of warrant liabilities and other in the consolidated financial statements of operations. As of April 28, 2024, the fair value of the written option was $1,012.
As of April 28, 2024, the Company has recorded debt issuance costs and discounts, net of amortization, of $27,747, of which $496 was debt issuance costs and $27,251 was debt discount on the consolidated balance sheets.
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
Finance Obligations
In 2011, the Company entered into a failed sale leaseback at its Northbrook, Illinois location. The Company sold the building, fixtures, and certain personal property and assigned the ground lease to a new lessor. The Company received $7,000 from the transaction, which was accounted for as a financing obligation with repayment terms of 15 years. The obligation is repaid in monthly installment payments, which includes principal and interest at an 8.15% annual rate. As of April 28, 2024 and April 30, 2023, the principal outstanding was $3,460 and $3,995, respectively.
During the second, third and fourth quarters of fiscal year 2024, the Company entered into agreements to pay for its bowling equipment for four locations through a long-term payment plan. The Company will pay approximately $2,805 for

Pinstripes Holdings, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)

the equipment, which was accounted for as a financing obligation with a repayment term of five years. The obligation is repaid in monthly installment payments, which includes principal and interest at a 10% annual rate. As of April 28, 2024, the principal outstanding was $2,664.
Debt Covenants
On December 29, 2023, the Silverview and Granite Creek Facilities were amended in connection with the entry into the Oaktree loan and Oaktree’s entry into intercreditor agreements with each of Silverview and Granite Creek. The Silverview Facility and Granite Creek Facility were amended to align the measurement periods for the financial covenants of all three loan agreements, inclusive of Oaktree, and to provide for the Company’s guarantee of their obligations under each of the Silverview Facility and Granite Creek Facility. The Senior Notes, along with the amended Silverview Facility and Granite Creek Facility, require the Company to maintain a minimum specified total net leverage ratio. The Company’s loan agreements contain events of default with respect to, among other things, default in the payment of principal when due or the payment of interest, fees, and other amounts due thereunder after a specific grace period, material misrepresentations and failure to comply with covenants. The Guarantors are subject to negative covenants restricting the activities of the Guarantors, including, without limitation, limitations on: dispositions, mergers or acquisitions, incurring indebtedness or liens, paying dividends or redeeming stock or making other distributions, making certain investments and engaging in certain other business transactions. The Guarantors were in compliance with the debt covenants as of April 28, 2024. The first covenant measurement period is ending on January 6, 2025.
Liquidity
The Company has reported negative working capital as of April 28, 2024 and had losses from operations and cash used in operating activities for the fiscal year ended April 28, 2024. The Company’s ability to continue as a going concern is dependent upon it generating sufficient cash from operations over the next twelve months from the date of the issuance of these financial statements. The Company believes that its current earnings projections, which include full year results for the stores that opened during the fiscal year ended April 28, 2024, new store openings and strategic cost reductions, along with its existing cash and committed lessor tenant allowances, will provide the liquidity cash necessary to meet its current obligations, including for capital expenditures and lease obligations, and continued operations as they become due for at least the next twelve months.
Fair Value
The fair value of long-term notes payable (including current maturities) as of April 28, 2024 is approximately $71,061 and estimated using Level 3 inputs.
Debt Maturities
Below are the Company’s principal payment maturities as of April 28, 2024, by fiscal year, inclusive of the Oaktree PIK interest added to the principal balance:

2025	$4,818
2026	7,123
2027	10,198
2028	34,390
2029	75,889
Thereafter	500
Total	$132,918

Pinstripes Holdings, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)

Note 8 – Income Taxes
The components of income tax expense are as follows:

	April 28, 2024	April 30, 2023
Current:
State and local	$36	$192
Total current	$36	192
Income tax expense	$36	$192
The income tax provision attributable to net income (loss) differed from the amounts computed by applying the U.S. federal income tax rate of 21% to income (loss) before income tax for the fiscal years ended April 28, 2024 and April 30, 2023 due to the following:

	April 28, 2024	April 30, 2023
U.S. federal provision at statutory tax rate	$(1,376)	$(1,540)
State income taxes, net of federal benefit	884	(711)
Permanent differences	295	102
PPP loan forgiveness	—	(1,755)
Stock compensation	—	(12)
Change in fair value of warrant liabilities	(5,593)	—
Return-to-provision	(75)	—
Tax credits	(407)	(157)
Deferred adjustment	1,558	—
Change in valuation allowance	4,672	4,265
Other	78	—
Income tax expense	$36	$192
The effective tax rate for the years ended April 28, 2024 and April 30, 2023 was approximately (0.6)%, and (2.6)%, respectively, which was primarily due to the change in fair market value of warrant liabilities, nondeductible transaction costs, the FICA tip credit generated and fully offset by the change in valuation allowance.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at April 28, 2024 and April 30, 2023 are as follows:

Pinstripes Holdings, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)

	April 28, 2024	April 30, 2023
Deferred tax assets:
Amount due to customers	$550	$1,474
Operating lease liabilities	29,718	28,481
Section 163(j) limitation	3,059	1,481
Net operating losses	20,890	14,961
Tax credits	4,735	4,328
Other accrued liabilities	65	97
Stock compensation	552	271
Other	3	3
Deferred tax assets	$59,572	$51,096
Valuation allowance	(47,693)	(43,021)
Net deferred tax assets	$11,879	$8,075

Deferred tax liabilities:
Property and equipment	$(2,568)	$(2,597)
Operating lease right-of-use assets	(9,311)	(5,478)
Total deferred tax liabilities	(11,879)	(8,075)
Net deferred tax liabilities	$—	$—
As of April 28, 2024, the Company had federal and state net operating loss (NOL) carryforwards of $87,949 and $145,190, respectively, resulting in an NOL deferred tax asset of $20,890.
The federal NOLs generated prior to 2018 of $15,106, expire at various times between 2029 and 2038. The federal NOLs generated post tax reform (beginning in 2018) of $72,843 can be carried forward indefinitely. Under the CARES Act, a five-year carryback was established for NOLs generated in 2018, 2019 and 2020 and the 80% limitation was suspended as well for NOLs generated in these tax years. These CARES Act provisions apply only to the Federal $9,000 of NOLs generated from fiscal years 2019 to 2021. The Company does not expect to be impacted by the provisions of the CARES Act.
As of April 28, 2024, the Company generated $145,190 in state NOLs, and this amount is subject to various carryforward periods; the state NOLs will expire at various times between 2025 and 2044.
The Company recorded a valuation allowance to reflect the estimated amount of certain U.S. and state deferred tax assets that, more likely than not, will not be realized. In making such a determination, the Company evaluates a variety of factors including the Company's operating history, accumulated deficit and the existence of taxable or deductible temporary differences and reversal periods. The net change in total valuation allowance for the fiscal years ended April 28, 2024 and April 30, 2023, was an increase of $4,672 and $4,265, respectively. The fiscal year 2024 and fiscal year 2023 valuation allowance movements were both driven primarily by U.S. and state NOL and credit carryforwards that are not expected on a more likely than not basis to be realized. The net increase in fiscal year 2024 and fiscal year 2023 fully offset U.S. and state tax benefits.
The Company recognizes the benefit of tax positions taken or expected to be taken in its tax returns in the consolidated financial statements when it is more likely than not that the position will be sustained upon examination by authorities. Recognized tax positions are measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement. As of fiscal years ended April 28, 2024 and April 30, 2023, the Company recorded no accrual for unrecognized tax benefits.
The Company classifies interest expense and penalties related to the underpayment of income taxes in the consolidated financial statements as income tax expense. As of fiscal years ended April 28, 2024 and April 30, 2023, the Company recorded no accrued interest and penalties related to unrecognized tax benefits due to available income tax attribute carryforwards.

Pinstripes Holdings, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)

The Company files U.S. federal and various state income tax returns. In the normal course of business, the Company is subject to examination by taxing authorities. The Company is subject to tax examination in the U.S., various states and for the tax years 2020 to the present for federal, and 2020 to present for states. However, the taxing authorities may continue to examine the Company's federal and state net operating loss carryforwards until the statute of limitations closes on the tax years in which the federal and state net operating losses are utilized.
Note 9 – Leases
The Company leases various assets, including real estate, retail buildings, restaurant equipment and office equipment. The Company has non-cancelable operating leases expiring at various times through 2036.
In June 2023, the Company entered into a lease amendment for one location that resulted in a lease modification in accordance with Accounting Standards Codification 842, Leases (ASC 842), under which the Company received an abatement of $4,673 and deferral of previously unpaid rent of $4,500. The modification of the lease increased the lease liability by $2,678, decreased accrued occupancy costs by $9,173 and decreased the lease asset, which resulted in a gain of $3,281 that is included as a reduction in the Company’s store occupancy costs, excluding depreciation, line of the consolidated statements of operations for the fiscal year ended April 28, 2024.
As of April 28, 2024, the Company entered into additional operating leases with $81,226 in aggregate future fixed lease payments related to new locations, which have not yet commenced. As of April 28, 2024, the Company did not have control of the underlying properties.
The components of lease expense are as follows:

	April 28, 2024	April 30, 2023
Operating lease cost	$12,980	$14,199
Variable lease cost	5,936	3,616
Short term lease cost	172	43
Total lease cost	$19,088	$17,858
The operating lease costs, except pre-opening costs of $1,418 for the year ended April 28, 2024 and $1,547 for year ended April 30, 2023, are included within store occupancy costs on the consolidated statements of operations.
Supplemental cash flow information is as follows:

	April 28, 2024	April 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$28,244	$25,549
The aggregate future fixed lease payments for operating leases as of April 28, 2024 are as follows:

2025	$25,971
2026	21,858
2027	21,273
2028	20,289
2029	16,866
Thereafter	85,939
Total Lease payments	192,196
Less: imputed interest	(82,682)
Total	$109,514

Pinstripes Holdings, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)

Other information related to operating leases is as follows:

	2024	2023
Weighted-average remaining lease term (years)	12.0	9.8
Weighted-average discount rate	11.7%	9.5%
Note 10 – Redeemable Convertible Preferred Stock
As of October 15, 2023, Legacy Pinstripes had nine classes of preferred stock: Series A, B, C, D, E, F, G, H and I (collectively, the “Preferred Stock”) and a total of 11,054,593 issued and outstanding with a carrying value of $75,262 and a liquidation preference of $114,663. On December 29, 2023, upon the closing of the Business Combination, Series A through Series H converted into New Pinstripes shares of Class A Common Stock based on the Exchange Ratio of approximately 1.8486 and Series I converted into Class A Common Stock based on the Series I Exchange Ratio of approximately 2.5, inclusive of accrued Series I dividends (see Note 3).
The changes in the balance of the Preferred Stock included in the mezzanine equity for the fiscal year ended April 28, 2024 is as follows:

	Balance as of April 30, 2023	Issuance of Redeemable Convertible Preferred Stock, net	Remeasurement to Redemption Amount	Accretion of Cumulative Dividends	Conversion in connection with the Reverse Recapitalization	Balance as of April 28, 2024
Series A	$1,151	$—	$—	$—	$(1,151)	$—
Series B	930	—	—	—	(930)	—
Series C	300	—	—	—	(300)	—
Series D	10,340	—	—	—	(10,340)	—
Series E	2,207	—	—	—	(2,207)	—
Series F	27,290	—	—	—	(27,290)	—
Series G	3,550	—	—	—	(3,550)	—
Series H	7,700	—	—	—	(7,700)	—
Series I	—	19,843	1,423	878	(22,144)	—
Total	$53,468	$19,843	$1,423	$878	$(75,612)	$—
Note 11 – Stock-Based Compensation
Legacy Pinstripes’ 2008 Equity Incentive Plan (the “Plan”) provided for the issuance of 2,900,000 shares of Legacy Pinstripes Common Stock in the form of an option award or restricted stock award to eligible employees and directors. On October 19, 2023, the Board of Directors of Legacy Pinstripes approved a new equity incentive plan, the 2023 Stock Option Plan (the “2023 Plan”), which provided for the issuance of 1,500,000 shares of Legacy Pinstripes Common Stock in the form of options awards to eligible employees and directors. On December 29, 2023, in connection with the closing of the Business Combination, the Board of Directors of the Company approved a 2023 Omnibus Equity Incentive Plan (the “2023 Omnibus Plan”), which provides for the issuances of up to 12,900,000 shares of Class A Common Stock in the form of option awards, stock appreciation rights, restricted stock awards, restricted stock unit awards (“RSUs”) and performance awards to eligible employees and directors. The number of shares of Class A Common Stock available for issuance under the 2023 Omnibus Plan will be subject to an annual increase on the first day of each fiscal year of the Company beginning April 29, 2024, equal to the lesser of (i) 15% of the aggregate number of shares outstanding on the final day of the immediately preceding fiscal year on a fully diluted basis (inclusive of all outstanding awards granted pursuant to the 2023 Omnibus Plan as of such last day and, if applicable, all outstanding purchase rights pursuant to an employee stock purchase plan maintained by the Company as of such last day) and (ii) any such smaller number of shares as is determined by the Board. Option awards vest 20% at the end of each year over five years and expire 10 years from the date of grant, or generally within 90 days of employee termination. There were no restricted stock awards, stock appreciation rights or performance awards outstanding as of April 28, 2024.
Stock Options

Pinstripes Holdings, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)

We recorded compensation expense related to stock options of $971 for fiscal year 2024 and $296 for fiscal year 2023. We use the Black-Scholes option-pricing model to measure the fair value of stock options granted to employees. Subsequent to the Reverse Recapitalization (see Note 3), granted options have exercise prices equal to the market price of the Company’s common stock on the grant date. The principal assumptions used in valuing options include: (1) risk-free interest rate - an estimate based on the yield of United States zero coupon securities with a maturity equal to the expected life of the option; (2) expected volatility - an estimate based on the historical volatility of the Company and Peer Group’s common stock for a period equal to the expected life of the option; and (3) expected option life - an estimate based on historical experience.
The assumptions used in the valuation of stock options granted during fiscal years 2024 and 2023 were as follows:

	April 28, 2024	April 30, 2023
Estimated volatility	70.0%	35 - 40%
Expected term (years)	10.0	N/A
Risk-free rate	4.6%	2.7 - 4.1%
Expected dividend yield	0.0%	0.0%
Weighted average fair value at grant date	$4.81	$1.00
A summary of equity classified option activity for the fiscal year ended April 28, 2024 is as follows:

	Number of Options (1)	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at April 30, 2023, as previously reported	2,284,399	$9.84	6.56	$16,628
Retroactive application of reverse recapitalization	1,938,936	(4.51)	—	$—
Outstanding at April 30, 2023, as previously reported	4,223,335	$5.33	6.56	$16,628
Granted	1,605,234	11.70
Exercised	(47,395)	3.55		$92
Cancelled or expired	(1,089,473)	8.58
Outstanding at April 28, 2024	4,691,701	$6.76	6.43	$—
Exercisable at April 28, 2024	2,495,483	$4.37	4.50
(1) Number of options and weighted average exercise price has been adjusted to reflect the exchange of Legacy Pinstripes’ stock options for New Pinstripes’ stock options at an exchange ratio of approximately 1.8486 as a result of the Reverse Recapitalization (see Note 3).
The unrecognized expense related to our stock option plan totaled approximately $6,149 as of April 28, 2024 and will be expensed over a weighted average period of 2.03 years.
Restricted Stock Unit Awards

    We recorded compensation expense related to RSUs of $207 for fiscal year 2024. We did not grant RSUs prior to fiscal year 2024. On January 19, 2024, non-employee directors received a restricted stock unit award, with the number of shares issued to the director determined by dividing $125,000 by the average of the high and low price of Pinstripes’ common stock on the grant date. The awards vest one year from the grant date. There were no other restricted stock units granted during the fiscal year ended April 28, 2024.

Pinstripes Holdings, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)

	Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested at April 30, 2023	—	$—
Granted	172,806	4.34
Cancelled or expired	—	—
Vested	—	—
Unvested at April 28, 2024	172,806	$4.34
The unrecognized expense related to our restricted stock units totaled approximately $545 as of April 28, 2024 and will be expensed over a weighted average period of 0.73 years.
Note 12 – Warrants
In fiscal year 2023, the Company issued 267,000 warrants to Silverview (the “Silverview Warrants”), recorded at fair value in additional paid-in capital within the consolidated balance sheets of $1,712, net of issuance costs. Upon surrender of these warrants, the holder was entitled to purchase one share of Legacy Pinstripes Common Stock at an exercise price of $0.01. Furthermore, in fiscal year 2023, the Company issued 7,500 warrants to another service provider with an exercise price of $10 per share.
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
As a result of the amended and restated warrant agreement with Silverview, the Company determined the contingently issuable warrants require recognition as a liability. The contingently issuable warrants were reclassified at their current fair value on August 1, 2023. When the contingently issuable warrants’ contingency was satisfied, the respective warrant shares were considered indexed to the Company’s common stock and qualified for equity classification under the derivative scope exception provided by Accounting Standards Codification, Derivatives and Hedging (ASC 815). Upon the satisfaction of the issuance contingency, the Company shall (i) reclassify the respective warrant shares to equity and (ii) recognize any previous gains or losses in fair value through earnings during the period the shares were classified as a liability.
On August 1, 2023, the Company issued 7,629 warrant shares to Silverview in exchange for $1,000 in funding drawn under the Silverview Tranche 2 Loan (see Note 7). As of August 1, 2023, 179,272 shares were considered issued warrants and 87,728 shares were considered contingently issuable warrants.
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

Pinstripes Holdings, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)

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
In connection with the Reverse Recapitalization, the holders of Legacy Pinstripes’ warrants elected to convert all outstanding warrants to shares of New Pinstripes Common Stock on a cashless basis (see Note 3). As of April 28, 2024, there were no outstanding Legacy Pinstripes warrants.
In connection with Banyan’s IPO Banyan issued (i) 12,075,000 public warrants (“Public Warrants”) and 11,910,000 private placement warrants (“Private Warrants”). On December 29, 2023, in connection with the Reverse Capitalization, the Company effectively issued an aggregate of 23,985,000 warrants to purchase an equal number of shares of Class A Common Stock, representing the 12,075,000 Public Warrants and 11,910,000 Private Warrants. The Public Warrants and Private Warrants remained unexercised and were issued and outstanding as of April 28, 2024.
The Public Warrants and Private Warrants meet the definition of a derivative instrument, requiring liability classification, and are measured at fair value on a recurring basis with the change in fair value recognized in the Company’s consolidated statements of operations. The fair value of the Public Warrants is measured by the Company’s publicly traded warrant price. In determining the fair value of the Private Warrants, the Company utilizes the Cox-Rubenstein-Ross binomial lattice model using Level 3 inputs consisting of the fair value of the Public Warrants as of the measurement and implied equity volatility. On the December 29, 2023 issuance date, the Company recorded a warrant liability for the Public Warrants and Private Warrants in the fair value amounts of $4,456 and $25,368, respectively. During the year ended April 28, 2024, the Company recognized a gain for the change in fair value of the Public Warrants and Private Warrants, respectively, in the amounts of $2,403 and $22,010.
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
Redemption of Public Warrants when the price per Common Stock equals or exceeds $10.00. Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:
•in whole and not in part;
•at $0.10 per warrant;

Pinstripes Holdings, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)

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
The Private Warrants are identical to the Public Warrants with the exception that the underlying shares of Common Stock issuable upon exercise of Private Warrants are not transferable, assignable or saleable, until 30 days after the consummation of the Reverse Recapitalization, subject to certain limited exceptions. Additionally, the holders have the right to exercise the Private Warrants on a cashless basis and are entitled certain registration rights. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company in all Public Warrant redemption scenarios described above, on the same basis as the Public Warrants.
In connection with the Reverse Recapitalization, the Company entered into a loan agreement with Oaktree (see Note 7). In connection with the closing of the Oaktree Tranche 1 Loan, Oaktree was granted fully detachable warrants exercisable for an aggregate 2,500,000 shares of Class A Common Stock, at an exercise price of $0.01 per share (“Oaktree Tranche 1 Warrants”). In the event that the volume-weighted average price (“VWAP”) per share of the Company’s Class A Common Stock during the period commencing on the 91st day after the closing of the Business Combination and ending 90 days thereafter is less than $8.00 per share, the Company shall grant to Oaktree a warrant to purchase Common Stock for 187,500 shares of Class A Common Stock, at an exercise price of $0.01 per share (“Additional Oaktree Tranche 1 Warrants”). If the VWAP is less than $6.00 during the same period, the Company shall instead grant to Oaktree a warrant to purchase common stock for 412,500 shares of Class A Common Stock, at an exercise price of $0.01 per share (“Additional Oaktree Tranche 1 Warrants”).
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

Pinstripes Holdings, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)

As of April 28, 2024, outstanding warrants were as follows:

	Number of Warrants	Weighted-Average Exercise Price
Outstanding at April 30, 2023	483,649	$1.31
Granted	28,864,100	9.56
Expired	—	—
Exercised	(160,149)	$0.01
Converted in connection with the reverse recapitalization	(390,100)	$1.71
Outstanding as of April 28, 2024	28,797,500	$9.58
The Company remeasures the liability-classified warrants to fair value at each reporting period. During the fiscal year ended April 28, 2024, the change in the fair value was as follows:

Warrant liabilities as of April 30, 2023	$1,925
Granted to Granite Creek	1,015
Reclassification of liability-classified warrants	894
Issuance of contingently issuable shares	(173)
Exercised	(2,202)
Issuance of public and private warrants	29,824
Change in fair value	(25,872)
Warrant liabilities as of April 28, 2024	$5,411
The change in fair value of the liability-classified warrants is reported in gain on change in fair value of warrant liabilities and other on the consolidated statements of operations. Upon surrender of these liability-classified warrants, the holder is entitled to purchase one share of Class A Common Stock at $11.50 per share. The outstanding liability-classified warrants expire on the five-year anniversary of the closing of the Reverse Recapitalization.
Note 13 – Net Loss Per Share
Basic net loss per share is calculated using the two-class method required for companies with participating securities. The two-class method is an earnings allocation formula under which the Company treats participating securities as having rights to earnings that otherwise would have been available to common shareholders. The Company considers the Redeemable Convertible Preferred Stock to be participating securities as the holders are entitled to receive dividends on an as-if converted basis equal to common stock.
Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common stock outstanding, including issued but unexercised pre-funded warrants outstanding, during the respective periods. As the contingently issuable warrants are contingent upon additional funding under the Oaktree Tranche 2 loan being received, they have not been included in the calculation of basic net loss per share. Diluted net loss per share is calculated using the more dilutive of either the treasury stock and if-converted method, as applicable, or the two-class method assuming the participating security is not converted.

Pinstripes Holdings, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)

The Company did not declare any common stock dividends in the periods presented. The following tables provide the calculation of basic and diluted net loss per share of common stock for the fiscal years ended April 28, 2024 and April 30, 2023:

	April 28, 2024	April 30, 2023
Numerator:
Net loss	(6,789)	(7,525)
Cumulative unpaid dividends on Series I redeemable convertible preferred stock	(878)	—
Change in redemption amount of redeemable convertible preferred stock	(1,423)	—
Net loss available to common stockholders	(9,090)	(7,525)

Denominator:
Weighted average common shares outstanding, basic	22,317,755	11,480,322
Dilutive awards outstanding	—	—
Weighted average common shares outstanding, diluted	22,317,755	11,480,322

Net loss per share:
Basic	$(0.41)	$(0.66)
Diluted	$(0.41)	$(0.66)
The following table conveys the number of shares that may be dilutive potential common shares in the future. The holders of these shares do not have a contractual obligation to share in the Company’s losses. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted loss per share (in thousands):

	April 28, 2024	April 30, 2023
Stock options	4,692	4,223
Warrants	26,298	194
Preferred Stock (as converted to common stock)	—	18,863
Convertible debt (as converted to common stock)	—	924
Note 14 – Commitments and Contingencies
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
On November 6, 2023, Riveron Consulting, LLC filed a lawsuit against the Company in the District Court of the 95th Judicial District of Dallas County, Texas for breach of contract and failure to receive compensation for services rendered. The complaint seeks monetary relief for services rendered and attorneys’ fees. The Company has accrued a liability of $464 within accounts payable in the consolidated balance sheets as this amount represents the probable and reasonably estimable cost to resolve this matter.
Note 15 – Related Party Transactions
For the fiscal years ended April 28, 2024 and April 30, 2023, a company owned by an individual with ownership in common shares of the Company, and who is a relative of an executive officer, performed design services and supplied furniture, fixtures and equipment for existing and new locations under construction of $2,647 and $6,553, respectively. As

Pinstripes Holdings, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)

of April 28, 2024 and April 30, 2023, $1,918 and $1,911 due to this related party is included in accounts payable within the consolidated balance sheets, respectively.
Note 16 – Subsequent Events
The Company evaluated subsequent events through June 28, 2024, the date of issuance of these financial statements, and determined there were no additional items that required further disclosure or recognition.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Prior to the Business Combination, we were not required to certify effective disclosure controls and procedures or internal control over financial reporting. Upon consummation of the Business Combination, management is required to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting.
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Our management conducted an assessment of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”)). Based on that assessment, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective due to material weaknesses in internal control over financial reporting, as described below. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at a level of reasonable assurance because management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.
Management’s Report on Internal Control Over Financial Reporting
Our internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our Board and management and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
Under the supervision and participation of our management, including our CEO, we evaluated the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission and identified certain material weaknesses.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We have identified material weaknesses in relation to (i) our financial statement close process, (ii) our lease accounting processes and (iii) the maintenance and accuracy of our outstanding equity information and accounting for stock-based compensation. The material weakness related to our financial statement close process resulted from a lack of adequate policies, procedures, controls and sufficient technical accounting personnel to appropriately analyze, record and disclose accounting matters for routine and non-routine transactions timely and accurately. This material weakness contributed to the material weakness related to our lease accounting process, which related to the design of the controls relating to the identification and assessment of lease agreement terms and conditions, assessment of lease modifications and related accounting treatment, as well as to the material weakness related to the design of controls in respect of issuing, tracking and maintaining accurate ledgers as to authorized, issued and outstanding shares and calculations of stock based compensation. This resulted in prior period errors in our accounting records related to our lease obligations, occupancy costs, right of use assets and related financial statement disclosures, along with errors in share capital amounts and stock-based compensation, all of which were corrected in connection with the issuance of the consolidated audited financial statements of Pinstripes as of and for the year ended April 30, 2023. These material weaknesses did not result in any identified material misstatements to the financial statements for the fiscal year ended April 28, 2024, but based on these material weaknesses, management concluded that at April 28, 2024, our internal control over financial reporting was not effective.
Management’s Remediation Plan
In response to the material weaknesses discussed above, we plan to continue efforts already underway to improve our internal control over financial reporting, which include creating formal policies and procedures governing our financial statement close process and control in the preparation, documentation and review of journal entries and account reconciliations.
We are currently in the process of implementing measures to address the underlying causes of these material weaknesses and the control deficiencies, which include:
•hired additional accounting and financial reporting personnel with GAAP and SEC reporting experience to facilitate second-level reviews and financial reporting oversight;
•on-boarded a third-party equity plan administrator to account for our employee equity plan and transactions;
•developing, communicating and implementing an accounting policy manual for our accounting and financial reporting personnel for recurring transactions and period-end closing processes;
•establishing effective monitoring and oversight controls for non-recurring and complex transactions to ensure the accuracy and completeness of our financial statements and related disclosures;
•reviewing and enhancing IT general controls over information systems relevant to financial reporting, including privileged access and segregation of duties; and
•realigning existing personnel and adding both internal and external personnel to strengthen management’s review and documentation over internal control over financial reporting.
We will continue to review and improve our internal control over financial reporting to address the underlying causes of our material weaknesses and control deficiencies. We cannot be certain that the steps we are taking will be sufficient to remediate the control deficiencies that led to these material weaknesses in our internal control over financial reporting or prevent future material weaknesses or control deficiencies from occurring. In addition, we cannot be certain that we have identified all material weaknesses and control deficiencies in our internal control over financial reporting or that in the future we will not have additional material weaknesses or control deficiencies in our internal control over financial reporting. Further, we continue to review our internal control over financial reporting and disclosure controls and procedures to provide reasonable assurance as to our ability to comply with reporting requirements following the completion of the Business Combination.
Changes in Internal Control over Financial Reporting
Except for the efforts to begin remediating the material weaknesses described above, there were no changes during the fiscal quarter ended April 28, 2024 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures.
Item 9B. Other Information
Securities Trading Plans of Directors and Executive Officers
During the fiscal quarter ended April 28, 2024, none of our directors or executive officers entered into, modified or terminated, contracts, instructions or written plans for the sale or purchase of our securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1 or that constituted non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information about our directors and executive officers is reported in Part I of this Form 10-K under the heading “Item 1. Business”.
Code of Ethics
We have adopted a Code of Ethics that applies to all of our executive officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and a Code of Ethics for Principal and Senior Financial Officers, which are available on our website at https://investor.pinstripes.com/governance/governance-documents/default.aspx. We will make all disclosures that are required by law or the listing standards of NYSE concerning any amendments to, or waivers from, any provision of the code on our website. The reference to Pinstripes’ website address does not constitute incorporation by reference of the information that will be contained at or available through our website, and you should not consider it to be a part of this Annual Report.
All other information required by this item will be included in our Proxy Statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this item will be included in our Proxy Statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners And Management And Related Stockholder Matters
The information required by this item will be included in our Proxy Statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in our Proxy Statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this item will be included in our Proxy Statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)(1) Financial Statements.
The financial statements required by this item are listed in Item 8.
(a)(2) Financial Statement Schedules.
All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.
(a)(3) Exhibits.
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.
Exhibits

		Incorporated by Reference
Exhibit	Description	Form	Exhibit	Filing Date
2.1 *	Second Amended and Restated Business Combination Agreement, dated as of November 22, 2023, by and among Banyan Acquisition Corporation, Panther Merger Sub Inc. and Pinstripes, Inc.	Banyan Acquisition Corporation’s 8-K	2.1	November 22, 2023
3.1 *	Second Amended and Restated Certificate of Incorporation of Pinstripes Holdings, Inc.	8-K	3.2	January 5, 2024
3.2 *	Amended and Restated Bylaws of Pinstripes Holdings, Inc.	8-K	3.3	January 5, 2024
4.1 *	Warrant Agreement, dated January 19, 2022, by and between Banyan Acquisition Corporation and Continental Stock Transfer & Trust Company, as warrant agent	8-K	4.1	January 24, 2022
4.2 *	Form of Oaktree Warrant	8-K	4.2	January 5, 2024
4.3 **	Description of Securities
10.1 *†	Loan Agreement, dated December 29, 2023, by and among Pinstripes, Inc. as Borrower, Pinstripes Holdings, Inc. as Holdings, Oaktree Fund Administration, LLC as Agent, and the lenders party thereto	8-K	10.1	January 5, 2024
10.2 *†	Continuing Guaranty Agreement, dated December 29, 2023, by an among each guarantor party thereto and Oaktree Fund Administration, LLC	8-K	10.2	January 5, 2024
10.3 *†	Pledge and Security Agreement, dated as of December 29, 2023, among Pinstripes, Inc., as borrower, Pinstripes Holdings, Inc., as Holdings, each subsidiary of the borrower from time to time party thereto and Oaktree Fund Administration, LLC	8-K	10.3	January 5, 2024

10.4 *†	Fifth Amendment to Loan Agreement and Second Amendment to Pledge and Security Agreement, dated December 29, 2023 to the Loan Agreement, dated as of March 7, 2023 by and among Pinstripes, Inc., Pinstripes Holdings, Inc., the other guarantors party thereto, Silverview Credit Partners, L.P., as agent and the lenders party thereto	8-K	10.4	January 5, 2024
10.5 *†	Omnibus Joinder dated as of December 29, 2023 by and between Silverview Credit Partners, as agent and Pinstripes Holdings, Inc.	8-K	10.5	January 5, 2024
10.6*†	Amendment No. 2 to Term Loan and Security Agreement, dated December 29, 2023, by and among Pinstripes, the lenders party thereto and GCCP II Agent, LLC, as agent for the lenders	8-K	10.6	January 5, 2024
10.7 *†	Continuing Guaranty Agreement, dated December 29, 2023 by each guarantor party thereto and GCCP II Agent, LLC, as agent	8-K	10.7	January 5, 2024
10.8 *	Director Designation Agreement, dated December 29, 2023, by and among Pinstripes Holdings, Inc. and Dale Schwartz	8-K	10.8	January 5, 2024
10.9 *†	Amended and Restated Registration Rights Agreement, dated December 29, 2023, by and among Pinstripes Holdings, Inc. and certain security holders named therein	8-K	10.9	January 5, 2024
10.10 *	Amended and Restated Sponsor Letter Agreement, dated as of November 22, 2023, by and among Banyan Acquisition Corporation, Pinstripes, Inc., Banyan Acquisition Sponsor LLC and other parties thereto.	8-K	10.1	November 22, 2023
10.11 *	Security Holder Support Agreement, dated as of June 22, 2023, by and among Banyan Acquisition Corporation, Pinstripes, Inc. and certain security holders of Pinstripes, Inc. set forth therein.	8-K	10.2	June 23, 2023
10.12 *	Lockup Agreement, dated June 22, 2023, by and among Banyan Acquisition Corporation, Pinstripes, Inc. and certain security holders set forth therein	8-K	10.3	June 23, 2023
10.13 *+	Pinstripes Holdings, Inc. 2028 Omnibus Equity Incentive Plan	8-K	10.13	January 5, 2024
10.14 *+	Pinstripes Holdings, Inc. Employee Stock Purchase Plan	8-K	10.14	January 5, 2024
10.15 *+	Form of Indemnity Agreement	8-K	10.20	January 5, 2024
10.16 *	Letter Agreement	8-K	10.1	January 24, 2022
10.17 *	Warrant Purchase Agreement with Banyan Acquisition Sponsor LLC	8-K	10.5	January 24, 2022
10.18 *	BTIG Warrants Purchase Agreement, dated January 19, 2022, by and between Banyan Acquisition Corporation and BTIG	8-K	10.5	January 24, 2022

10.19 *	I-Bankers Warrants Purchase Agreement, dated January 19, 2022, by and between Banyan Acquisition Corporation and I-Bankers	8-K	10.6	January 24, 2022
10.20 *	Support Services Agreement, dated January 19, 2022, by and between Banyan Acquisition Corporation and the Sponsor	8-K	10.7	January 24, 2022
10.21 *#	Master Services Agreement, dated as of January 1, 2023, by and between Sysco Chicago Inc. and its affiliates and Pinstripes Inc.	S-4/A	10.18	November 28, 2023
10.22 *#	Distribution Capabilities and Proposal for Pinstripes Inc. with Edward Don & Company	8-K	10.1	April 23, 2024
10.23 *†	Term Loan and Security Agreement, dated as of April 19, 2023, by and between GCCP II Agent, LLC and Pinstripes Inc.	S-4/A	10.20	November 28, 2023
10.24*†	Amendment No. 1 to the Loan and Security Agreement, dated as of July 27, 2023, by and among Pinstripes Inc., the financial institutions party thereto and GCCP II Agent, LLC	S-4/A	10.21	November 28, 2023
10.25*†	Vendor Agreement, dated as of April 19, 2023, by and among GCCP II Agent, LLC, C. Rae Interiors, Ltd. and Pinstripes Inc.	S-4/A	10.22	November 28, 2023
10.26*†	Loan Agreement, dated as of March 7, 2023, by and among Pinstripes, Inc., Silverview Credit Partners LP, and other institutional investors from time to time	S-4/A	10.23	November 28, 2023
10.27 *†	Pledge and Security Agreement, dated as of March 7, 2023, by and among Pinstripes Inc., Pinstripes Hillsdale LLC, Pinstripes at Prairiefire, Inc., Pinstripes Illinois, LLC, and Silverview Credit Partners LP	S-4/A	10.24	November 28, 2023
10.28 *†	Continuing Guaranty Agreement, dated as of March 7, 2023, by and among Pinstripes Inc., Pinstripes Hillsdale LLC, Pinstripes at Prairiefire, Inc., Pinstripes Illinois, LLC, and Silverview Credit Partners LP	S-4/A	10.25	November 28, 2023
10.29 *†	First Amendment to Loan Agreement and First Amendment to Pledge and Security Agreement, dated as of April 19, 2023, by and among Pinstripes, Inc., Silverview Credit Partners LP, and other institutional investors from time to time	S-4/A	10.26	November 28, 2023

10.30 *†	Second Amendment to Loan Agreement and Limited Consent, dated as of July 27, 2023, by and among Pinstripes, Inc., Silverview Credit Partners LP, and other institutional investors from time to time	S-4/A	10.27	November 28, 2023
10.31 *†	Third Amendment to Loan Agreement and Limited Consent, dated as of August 9, 2023, by and among Pinstripes, Inc., Silverview Credit Partners LP, and other institutional investors from time to time	S-4/A	10.28	November 28, 2023
10.32 *†	Agreement of Sale and Purchase, dated as of July 2, 2014, between Pinstripes Northbrook, LLC, and 30 West Pershing, LLC, for the Sale and Purchase of Pinstripes Northbrook, 1150 Willow Road, Northbrook, Illinois	S-4/A	10.29	November 28, 2023
16.1 *	Letter of Ernst & Young LLP	8-K	16.2	January 5, 2024
21.1 *	List of Subsidiaries	8-K	21.1	January 5, 2024
23.1 **	Consent of Grant Thornton LLP
23.2 **	Consent of Ernst & Young LLP
31.1 **	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 **	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 ***	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 ***	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1 **	Pinstripes Holdings, Inc. Executive Officer Incentive Compensation Recoupment (Clawback) Policy, adopted on December 29, 2023

101 **
The following information from our Annual Report on Form 10-K for the year ended April 28 2024, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

104 **	Inline XBRL for the cover page of this Annual Report on Form 10-K; included in Exhibit 101 Inline XBRL document set.
__________________
 *         Previously filed.
**        Filed herewith.
*** Furnished herewith.
†          Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
+ Indicates management plan or compensatory arrangement.
# Certain confidential portions of this exhibit were omitted by means of marking such portions with asterisks because the identified portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

Date: June 28, 2024	By:	/s/ Dale Schwartz
		Name:	Dale Schwartz
		Title:	President and Chief Executive Officer

Date: June 28, 2024	By:	/s/ Anthony Querciagrossa
		Name:	Anthony Querciagrossa
		Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

NAME	POSITION	DATE

/s/ Dale Schwartz	Chairperson, Chief Executive Officer and Director	June 28, 2024
Dale Schwartz

/s/ Jerry Hyman	Director	June 28, 2024
Jerry Hyman

/s/ Anthony Querciagrossa	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 28, 2024
Anthony Querciagrossa

/s/ Diane Aigotti	Director	June 28, 2024
Diane Aigotti

/s/ George Koutsogiorgas	Director	June 28, 2024
George Koutsogiorgas

/s/ Larry Kadis	Director	June 28, 2024
Larry Kadis

/s/ Jack Greenberg	Director	June 28, 2024
Jack Greenberg

/s/ Daniel Goldberg	Director	June 28, 2024
Daniel Goldberg