Form 10-Q
period 2024-07-21
Pinstripes Holdings, Inc.
filed 2024-09-04
CIK 1852633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 21, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number 001-41236
_________________________
Pinstripes Holdings, Inc.
(Exact Name of Registrant as Specified in its Charter)
_________________________

Delaware	86-2556699
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1150 Willow Road, Northbrook, IL	60062
(Address of Principal Executive Offices)	(Zip Code)
(847) 480-2323
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	PNST	New York Stock Exchange
Redeemable warrants, exercisable for one share of Class A Common Stock, exercise price of $11.50 per share	PNST WS	New York Stock Exchange
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
Yes ☐   No ☒
At August 30, 2024, there were 40,087,785 shares outstanding of Class A Common Stock with a par value $0.0001 per share and there were no outstanding shares of Series B-1 Common Stock, Series B-2 Common Stock and Series B-3 Common Stock with a par value of $0.001 per share.

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
•operational risk;
•litigation and regulatory enforcement risks, including the diversion of management time and attention and the additional costs and demands on our resources; and
•other risks and uncertainties indicated in this Quarterly Report, including those under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 28, 2024 (the “2024 Annual Report”), and other filings that have been made or will be made with the SEC by the Company, as applicable.
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
All subsequent written and oral forward-looking statements concerning matters addressed in this Quarterly Report and attributable to the Company or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Quarterly Report. We do not give any assurance that we will achieve our expectations. Investors and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which only speak as of the date made, are not a guarantee of future performance and are subject to a number of uncertainties, risks, assumptions and other factors, many of which are outside of our control. Except to the extent required by applicable law or regulation, we expressly disclaim any obligation and undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of unanticipated events. Stockholders should be aware that the occurrence of the events described in the section titled “Risk Factors” the “2024 Annual Report” and elsewhere in this Quarterly Report may adversely affect the Company.

Part I - Financial Information

Pinstripes Holdings, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	(Unaudited)
	July 21, 2024	April 28, 2024
Assets
Current Assets
Cash and cash equivalents	$5,029	$13,171
Accounts receivable	1,291	1,137
Inventories	892	949
Prepaid expenses and other current assets	2,269	2,101
Total current assets	9,481	17,358
Property and equipment, net	78,830	80,015
Operating lease right-of-use assets	75,309	66,362
Other long-term assets	2,941	3,586
Total assets	$166,561	$167,321
Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Deficit
Current Liabilities
Accounts payable	$25,381	$22,706
Amounts due to customers	7,745	8,633
Current portion of long-term notes payable	5,610	4,818
Accrued occupancy costs	7,581	6,508
Other accrued liabilities	7,201	6,546
Current portion of operating lease liabilities	15,363	15,259
Warrant liabilities	3,373	5,411
Total current liabilities	72,254	69,881
Long-term notes payable	73,065	70,677
Long-term accrued occupancy costs	218	277
Operating lease liabilities	98,330	94,256
Other long-term liabilities	1,386	1,386
Total liabilities	245,253	236,477

Commitments and contingencies (Note 12)

Stockholders’ deficit
Common stock (par value: $0.0001; authorized: 430,000,000 shares; issued and outstanding: 40,087,785 shares at July 21, 2024 and 40,087,785 shares at April 28, 2024)	4	4
Additional paid-in capital	57,096	56,623
Accumulated deficit	(135,792)	(125,783)
Total stockholders’ deficit	(78,692)	(69,156)
Total liabilities, redeemable convertible preferred stock, and stockholders’ deficit	$166,561	$167,321

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pinstripes Holdings, Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Twelve Weeks Ended
	July 21, 2024	July 23, 2023

Food and beverage revenues	$23,819	$20,517
Recreation revenues	6,776	5,223
Total revenue	30,595	25,740

Cost of food and beverage	5,535	4,438
Store labor and benefits	11,658	9,297
Store occupancy costs, excluding depreciation	6,555	1,007
Other store operating expenses, excluding depreciation	5,431	4,422
General and administrative expenses	5,504	3,528
Depreciation expense	2,518	1,644
Pre-opening expenses	1,006	2,277
Operating loss	(7,612)	(873)
Interest expense, net	(4,994)	(1,692)
Gain (loss) on change in fair value of warrant liabilities and other	2,675	(409)
Loss before income taxes	(9,931)	(2,974)
Income tax expense	75	72
Net loss	(10,006)	(3,046)
Less: Cumulative unpaid dividends and change in redemption amount of redeemable convertible preferred stock	—	(1,557)
Net loss attributable to common stockholders	$(10,006)	$(4,603)

Basic loss per share	$(0.23)	$(0.38)
Diluted loss per share	$(0.23)	$(0.38)
Weighted average shares outstanding, basic	42,587,785	12,122,394
Weighted average shares outstanding, diluted	42,587,785	12,122,394

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pinstripes Holdings, Inc.
Unaudited Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit
(in thousands, except share and per share amounts)

	Twelve Weeks Ended July 21, 2024
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amounts	Shares	Amounts
Balance as of April 28, 2024	—	$—	40,087,785	$4	$56,623	$(125,783)	$(69,156)
Net loss	—	—	—	—	—	(10,006)	(10,006)
Stock-based compensation	—	—	—	—	546	—	546
Transaction costs incurred in connection with the registration statements	—	—	—	—	(101)	—	(101)
Prior period adjustment	—	—	—	—	28	(3)	25
Balance as of July 21, 2024	—	$—	40,087,785	$4	$57,096	$(135,792)	$(78,692)

	Twelve Weeks Ended July 23, 2023
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares(1)	Amounts	Shares(1)	Amounts
Balance as of April 30, 2023, as previously reported	10,203,945	$53,468	6,178,962	$62	$3,733	$(118,793)	$(114,998)
Retroactive application of reverse recapitalization	8,659,145	—	5,243,514	(61)	61	$—	$—
Balance as of April 30, 2023, after effect of the reverse recapitalization	18,863,090	$53,468	11,422,476	$1	$3,794	$(118,793)	$(114,998)
Net loss	—	—	—	—	—	(3,046)	(3,046)
Issuance of Series I Redeemable Convertible Preferred Stock	1,988,620	18,463	—	—	—	—	—
Accretion of cumulative dividends on Series I Redeemable Convertible Preferred Stock	—	134	—	—	(134)	—	(134)
Change in the redemption value of the Redeemable Convertible Preferred Stock	—	1,423	—	—	(1,423)	—	(1,423)
Stock-based compensation	—	—	—	—	141	—	141
Balance as of July 23, 2023	20,851,710	$73,488	11,422,476	$1	$2,378	$(121,839)	$(119,460)
(1) The number of shares of Redeemable Convertible Preferred Stock and Common Stock issued and outstanding prior to the Reverse Recapitalization have been retroactively adjusted by the Exchange Ratios to give effect to the Reverse Recapitalization. See Note 2.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pinstripes Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Twelve Weeks Ended
	July 21, 2024	July 23, 2023
Cash flows from operating activities
Net loss	$(10,006)	$(3,046)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on modification of operating leases	—	(3,281)
Depreciation expense	2,518	1,644
Non-cash operating lease expense	1,598	1,325
Paid-in-kind interest	2,486	—
Operating lease tenant allowances	(521)	1,610
Stock-based compensation	546	141
(Gain) loss on change in fair value of warrant liabilities and other	(2,675)	409
Interest on finance lease obligation	6	—
Amortization of debt issuance costs	546	451
(Increase) decrease in operating assets
Accounts receivable	(154)	389
Inventories	57	—
Prepaid expenses and other current assets	(169)	(58)
Operating right-of-use asset	(3,822)	—
Other long-term assets	645	(50)
(Decrease) increase in operating liabilities
Accounts payable	4,377	(762)
Amounts due to customers	(888)	(341)
Accrued occupancy costs	1,013	(2,764)
Other accrued liabilities	1,191	1,711
Operating lease liabilities	(2,545)	(2,697)
Net cash (used in) operating activities	(5,797)	(5,319)
Cash flows from investing activities
Purchase of property and equipment	(2,128)	(5,244)
Net cash (used in) investing activities	(2,128)	(5,244)
Cash flows from financing activities
Proceeds from issuance of redeemable convertible preferred stock, net	—	19,886
Principal payments on finance lease obligation	(18)	—
Principal payments on long-term notes payable	(225)	(138)
Debt issuance costs	26	—
Net cash provided by (used in) financing activities	(217)	19,748
Net change in cash and cash equivalents	(8,142)	9,185
Cash and cash equivalents, beginning of period	13,171	8,436
Cash and cash equivalents, end of period	$5,029	$17,621

Supplemental disclosures of cash flow information
Cash paid for interest	$4,368	$1,148
Supplemental disclosures of non-cash operating, investing and financing activities
Transaction costs incurred in connection with the registration statements but not yet paid	$100	$—
Operating lease rent abatement	$—	$3,214
Right-of-use assets obtained in exchange for lease liabilities	$6,723	$(63)
Non-cash finance obligation	$360	$—
Non-cash capital expenditures included in accounts payable	$1,677	$2,710
Change in the redemption amount of the redeemable convertible preferred stock	$—	$1,423
Accretion of cumulative dividends on Series I redeemable convertible preferred stock	$—	$134
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pinstripes Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)
Twelve Weeks Ended July 21, 2024 and July 23, 2023

Note 1 – Nature of Business and Basis of Presentation
Pinstripes Holdings, Inc. (“Pinstripes”, “New Pinstripes”, the “Company”, “we”, “us”, or “our”) was formed for the purpose of operating and expanding a unique entertainment and dining concept. As of July 21, 2024, the Company has 17 locations in ten states and Washington D.C. and generates revenue primarily from the sale of food, beverages, bowling, bocce and hosting private events. The Company operates its business as one operating and one reportable segment.
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
The closing of the Business Combination is accounted for as a reverse recapitalization. The prior period share and per share amounts presented in the unaudited condensed consolidated financial statements and related notes have been retroactively adjusted to give effect to the reverse recapitalization treatment of the transactions completed by the Business Combination.
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
Interim Financial Statements
The Company’s financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) in the United States for interim financial information as prescribed by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and notes required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated.
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
These interim unaudited condensed consolidated financial statements do not represent complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended April 28, 2024, included in the 2024 Annual Report, which was filed with the SEC on June 28, 2024.

Pinstripes Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)
Twelve Weeks Ended July 21, 2024 and July 23, 2023
Use of Estimates
The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Cash and cash equivalents
Management considers transaction settlements in process from credit card companies and all highly-liquid investments with original maturities of three months or less to be cash equivalents. Amounts due from credit card transactions with settlement terms of less than five days are included in cash and cash equivalents. Credit and debit card receivables included within cash were $1,383 and $1,624 as of July 21, 2024 and April 28, 2024, respectively.
Revenue
Food and beverage revenues and recreation revenues are recognized when payment is tendered at the point of sale as the performance obligation has been satisfied. Food and beverage revenues include the sale of food and beverage products. Recreation revenues include bowling and bocce sales. Revenues are recognized net of discounts and taxes. Event deposits received from guests are deferred and recognized as revenue when the event is held. Event deposits received from customers in advance are included in amounts due to customers in the condensed consolidated balance sheets in the amounts of $5,857 as of July 21, 2024 and $6,640 as of April 28, 2024.
The Company sells gift cards, which do not have expiration dates, and does not deduct non-usage fees from outstanding gift card balances. Gift card sales are initially recorded by the Company as a liability and subsequently recognized as revenue upon redemption by the customer. For unredeemed gift cards that the Company expects to be entitled to breakage and for which there is no legal obligation to remit the unredeemed gift card balances to the relevant jurisdictions, the Company recognizes expected breakage as revenue in proportion to the pattern of redemption by the customers. The determination of the gift card breakage is based on the Company’s specific historical redemption patterns. The contract liability related to our gift cards is included in amounts due to customers in the condensed consolidated balance sheets in the amounts of $1,888 as of July 21, 2024 and $1,993 as of April 28, 2024. The components of gift card revenue were as follows:

	Twelve Weeks Ended
	July 21, 2024	July 23, 2023
Redemptions, net of discounts	$614	$514
Breakage	$137	$142
Gift card revenue, net	$751	$656
Revenues are reported net of sales tax collected from customers. Sales tax collected is included in other accrued liabilities on the condensed consolidated balance sheets until the taxes are remitted to the appropriate taxing authorities.
Pre-opening costs
Pre-opening costs, which are expensed as incurred, consist of expenses prior to opening a new store location and are made up primarily of manager salaries, relocation costs, recruiting expenses, payroll and training costs, marketing, and travel costs. These costs also include occupancy costs recorded during the period between the date of possession and the date we begin operations at a location. Pre-opening costs were $1,006 for the twelve weeks ended July 21, 2024, compared to $2,277 for the twelve weeks ended July 23, 2023. The decrease was due to fewer locations under construction during the period.

Pinstripes Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)
Twelve Weeks Ended July 21, 2024 and July 23, 2023
Common and preferred stock
In connection with the Reverse Recapitalization (see Note 2), the following classes of common (collectively, the Class A Common Stock, Series B-1 Common Stock, Series B-2 Common Stock and Series B-3 Common Stock, are referred to as “Common Stock”) and preferred stock were authorized:
•400,000,000 shares of Class A Common Stock at a par value of $0.0001 per share, of which 40,087,785 shares were issued and outstanding as of July 21, 2024
•10,000,000 shares of Series B-1 Common Stock at a par value of $0.0001 per share, of which no shares were issued and outstanding as of July 21, 2024
•10,000,000 shares of Series B-2 Common Stock at a par value of $0.0001 per share, of which no shares were issued and outstanding as of July 21, 2024
•10,000,000 shares of Series B-3 Common Stock at a par value of $0.0001 per share, of which no shares were issued and outstanding as of July 21, 2024
•10,000,000 shares of preferred stock at a par value of $0.0001 per share, of which no shares were issued and outstanding as of July 21, 2024
Recently adopted and issued accounting standards
In November 2023, the FASB issued Update 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures". This Update applies to all public entities that are required to report segment information in accordance with Topic 280. The amendments in this Update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this Update do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The standard should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this new standard.
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
Management reviewed the accounting pronouncements that became effective for the first quarter of fiscal year 2024 and determined that either they were not applicable, or they did not have a material impact on the condensed consolidated financial statements. Management also reviewed the recently issued accounting pronouncements to be adopted in future periods and determined that they are not expected to have a material impact on the condensed consolidated financial statements.
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
Twelve Weeks Ended July 21, 2024 and July 23, 2023
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
Pursuant to the BCA, an aggregate of (i) 1,485,000 of the issued and outstanding shares of Banyan Class A Common Stock and 345,000 of the issued and outstanding shares of Banyan Class B Common Stock held by the Banyan stockholders were re-issued as 1,830,000 shares of New Pinstripes Class B Common Stock, subject to vesting based upon satisfaction of stock trading price conditions (“Sponsor Earnout Shares”), (ii) 5,000,000 shares of New Pinstripes Class B Common Stock were issued to Legacy Pinstripes stockholders, subject to vesting based upon satisfaction of stock trading price conditions (“Target Earnout Shares”), and (iii) 4,000,000 shares of New Pinstripes Class B Common Stock were issued to Legacy Pinstripes stockholders, subject to vesting based upon financial performance in calendar 2024 (“EBITDA

Pinstripes Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)
Twelve Weeks Ended July 21, 2024 and July 23, 2023
Earnout Shares” and together with the Sponsor Earnout Shares and the Target Earnout Shares, the “Earnout Shares”). The Earnout Shares, which will convert into New Pinstripes Class A Common Stock if the conditions described herein are met, are subject to forfeiture if the respective achievement of the specified targets are not met, are classified in stockholders’ equity as the Earnout Shares were determined to be indexed to New Pinstripes Class A Common Stock and meet the requirements for equity-classification (see Note 10).
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
The number of shares of New Pinstripes Class A Common Stock issued immediately following the consummation of the Reverse Capitalization was as follows:

Shares
Legacy Pinstripes stockholders(1)	33,449,433
Banyan stockholders(2)	3,697,203
Series I Investors	2,721,400
Other	50,000
Total shares of New Pinstripes Class A Common Stock outstanding immediately following the Reverse Recapitalization	39,918,036
(1) Excludes the 5,000,000 Target Earnout Shares and the 4,000,000 EBITDA Earnout shares subject to forfeiture if the achievement of certain targets is not met.
(2) Includes the 1,018,750 shares of New Pinstripes Class A Common Stock to certain investors in Banyan who agreed not to redeem their respective shares of Banyan Class A Common Stock in connection with Banyan’s extension meeting held on April 21, 2023 and excludes the 1,830,000 Sponsor Earnout Shares subject to forfeiture if the achievement of certain targets is not met.
Transaction Costs
During the twelve weeks ended July 21, 2024, the Company incurred $101 for transaction costs incurred in connection with the S-1 and S-8 registration statements. During the twelve weeks ended July 23, 2023, the Company incurred $2,759 for transaction costs incurred in connection with the Reverse Recapitalization. The transaction costs primarily represent fees incurred for financial advisory, legal and other professional services. Of the total transaction costs incurred during the twelve weeks ended July 21, 2024, none have been paid.
During the fiscal year ended April 28, 2024, the Company incurred $24,317 for transaction costs incurred in connection with the Reverse Recapitalization, inclusive of Banyan incurred transaction costs, and $635 for transaction costs incurred with the S-1 and S-8 registration statements. Transaction costs are reported as a reduction of additional paid-in capital on the condensed consolidated balance sheets as of July 21, 2024 and April 28, 2024 excluding $940 reported as prepaid and other current assets related to director and officer insurance for the Company and Banyan as well as $53 of taxes payable related to the consummation of the Business Combination.
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

Pinstripes Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)
Twelve Weeks Ended July 21, 2024 and July 23, 2023
Retroactive Application of Reverse Recapitalization to the Unaudited Condensed Consolidated Statements of Operations
The weighted average shares during the twelve weeks ended July 23, 2023 have been recalculated to give effect to the retroactive application of the Reverse Recapitalization on the outstanding shares. Accordingly, the basic and diluted weighted-average Legacy Pinstripes Common Stock were retroactively converted to New Pinstripes Common Stock.
Retroactive Application of Reverse Recapitalization to the Unaudited Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit
The unaudited condensed consolidated statements of redeemable convertible preferred stock and stockholders’ deficit for the twelve weeks ended July 23, 2023 have been recast to reflect the number of New Pinstripes Common Stock issued to Legacy Pinstripes stockholders in connection with the Reverse Recapitalization at the New Pinstripes Common Stock par value of $0.0001. The number of Legacy Pinstripes’ Redeemable Convertible Preferred Stock and Legacy Pinstripes’ Common Stock have been recast after giving effect to the Exchange Ratio in connection with the Reverse Recapitalization, and the related impacts to common stock and additional paid-in-capital for the change in par value.
Note 3 – Inventory
Inventories consist of the following:

	July 21, 2024	April 28, 2024
Beverage	$614	$672
Food	278	277
Total	$892	$949
Note 4 – Property and Equipment
Property and equipment, net is summarized as follows:

	July 21, 2024	April 28, 2024
Leasehold improvements	84,861	84,747
Furniture, fixtures, and equipment	50,396	50,355
Building and building improvements	7,000	7,000
Finance lease	345	—
Software	97	18
Construction in progress	10,282	9,557
Total cost	152,981	151,677
Less: accumulated depreciation	(74,151)	(71,662)
Property and equipment, net	78,830	80,015
During the twelve weeks ended July 21, 2024, the Company capitalized interest expense of $106 into construction in progress.
Construction in progress relates to new locations under construction.

Pinstripes Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)
Twelve Weeks Ended July 21, 2024 and July 23, 2023
Note 5 – Debt
Long-term notes payable consists of the following:

	July 21, 2024	April 28, 2024
PPP and SBA loans	$500	$500
Term loans	34,300	34,300
Equipment loan	16,500	16,500
Senior notes	55,916	53,430
Finance obligations	5,908	6,124
Other	412	74
Less: unamortized debt issuance costs and discounts	(34,861)	(35,433)
Total	78,675	75,495
Less: current portion of long-term notes payable	(5,610)	(4,818)
Long-term notes payable	$73,065	$70,677
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
As authorized by the provisions of the CARES Act, the Company applied for and received forgiveness of a portion of the PPP loans during the fiscal year ended April 30, 2023. As such, the Company recorded a gain on the extinguishment of debt for $8,458, which includes accrued interest during the fiscal year ended April 30, 2023. As of July 21, 2024 and April 28, 2024, the principal outstanding related to these loans was approximately $500.
Term Loans
On March 7, 2023, the Company entered into a term loan facility (the “Silverview Facility”), consisting of two tranches and detachable warrants (see Note 10), with Silverview Credit Partners LP (“Silverview”) for $35,000 (the “Silverview Tranche 1 Loan”) that matures on June 7, 2027. As part of the transaction, the Company repaid $5,598 of term loans with Live Oak Banking Company. The interest rate on the term loan is 15%, which is payable monthly, and is collateralized by a first lien security interest in the assets of the business. At each six-month interval beginning in March of fiscal year 2024, the Company will begin repaying the principal amount. In March 2024, the Company made a principal payment of $700.
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
On July 27, 2023, September 29, 2023, October 20, 2023 and December 29, 2023 the Company received $1,000, $1,500, $5,000 and $5,000 respectively, in additional debt proceeds from Silverview under the Silverview Tranche 2 Loan

Pinstripes Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)
Twelve Weeks Ended July 21, 2024 and July 23, 2023
to fund expansion, which bear interest at 15% and will be payable in full on June 7, 2027. Upon the issuance of each Silverview Tranche 2 Loan, the Company reduced the Silverview Tranche 2 Loan commitment asset for the proportional amount received and presents the amounts as a debt issuance costs and a reduction of the borrowing proceeds (i.e., a debt discount). As of April 28, 2024, the Company had drawn the total $12,500 available under the Silverview Tranche 2 Loan. As such, all of the remaining loan commitment asset of $1,203 has been reclassified to debt discount of $559 and debt issuance costs of $644.
As of July 21, 2024, and April 28, 2024, the principal outstanding related to the Silverview Facility was $34,300.
As of April 28, 2024, the Company incurred debt issuance costs and discounts, net of amortization, of $4,400, of which $1,510 was debt issuance costs, $2,890 was debt discount on the consolidated balance sheets.
As of July 21, 2024, the Company has recorded debt issuance costs and discounts, net of amortization, of $4,005, of which $1,392 was debt issuance costs and $2,613 was debt discount on the condensed consolidated balance sheets.
Equipment Loan
On April 19, 2023, the Company entered into a subordinated equipment loan (the “Granite Creek Facility”) of $11,500 and detachable warrants (see Note 10) with Granite Creek Capital Partners LLC (“Granite Creek”) that matures on April 19, 2028. The interest rate on the loan is 12% and is payable monthly. The Granite Creek Facility is collateralized by the specific furniture, fixture and equipment assets of the business. The outstanding principal will be repaid in quarterly installments equal to $431 on the last day of each calendar quarter commencing on September 30, 2024.
On July 27, 2023, the Company restated the term loan agreement with Granite Creek, to provide for $5,000 in additional debt financing and the issuance of additional detachable warrants (see Note 10) for development of new locations that matures on April 19, 2028, bears interest at 12%, and is repayable in quarterly installments of $188 beginning September 30, 2024. The Company determined that the amendment was treated as a debt modification and accordingly, no gain or loss was recognized.
As of April 28, 2024, the Company incurred debt issuance costs and discounts, net of amortization, of $3,285, of which $60 was recorded as debt issuance costs and $3,225 was recorded as a debt discount on the consolidated balance sheets.
As of July 21, 2024, the Company has recorded debt issuance costs and discounts, net of amortization, of $3,092, of which $56 was debt issuance costs and $3,036 was debt discount on the condensed consolidated balance sheets.
Senior Notes
On December 29, 2023, in connection with the Reverse Recapitalization (see Note 2), the Company entered into a definitive loan agreement with Oaktree Fund Administration, LLC, as agent, (“Oaktree”) under which the Company issued Senior Secured Notes (“Senior Notes”) to Oaktree, which mature in five years on December 29, 2028, and detachable warrants (see Note 10). The principal payment is due at maturity. The loan agreement provides for Senior Notes of up to $90,000 in the aggregate to be funded in two tranches as follows (a) an initial loan of $50,000 (“Oaktree Tranche 1 Loan”), which closed on December 29, 2023 in connection with the closing of the Business Combination, and (b) an additional $40,000 of Senior Notes is to be funded at the sole discretion of Oaktree no earlier than nine months and no later than 12 months after the Business Combination closing date (“Oaktree Tranche 2 Loan”). The Company will use the proceeds from the Oaktree Tranche 1 Loan for general business purposes, including the settlement of Business Combination related transaction costs and to fund expansion efforts. A condition to the funding of the Oaktree Tranche 2 Term Loan is that the Company shall use the proceeds to repay all outstanding amounts under the Silverview Facility. Interest on the Oaktree Tranche 1 Loan accrues on a daily basis calculated based on a 360-day year at a rate per annum equal to (i) 12.5% payable in arrears, at Pinstripes’ option either in cash or in kind (subject to certain procedures and conditions); provided that the interest payable in respect of any period following December 31, 2024, interest under this clause (i) will be required to be paid solely in cash, plus (ii) 7.5% payable quarterly in arrears, at Pinstripes’ option, either in cash or in kind (subject to certain procedures and conditions). On each payment interest date, the Company will increase the principal amount based upon the contractual rate and assume the value of the payment in kind is equal to the amount accrued. The effective interest rate of the original debt will incorporate the paid-in-kind (PIK) interest in the computation of the effective interest rate as

Pinstripes Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)
Twelve Weeks Ended July 21, 2024 and July 23, 2023
an assumed cash flow on each payment date. As of July 21, 2024 and April 28, 2024, the Company recorded $5,916 and $3,430, respectively, of accrued PIK interest in long-term notes payable in the condensed consolidated balance sheet.
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
The Oaktree Tranche 2 Loan presents a written option to Oaktree to issue an additional $40,000 of funding at Oaktree’s sole discretion. The Company determined the written option for the Oaktree Tranche 2 Loan requires recognition as a liability and to be remeasured at fair value at the end of each reporting period. On December 29, 2023, the written option was initially recognized at its issuance date fair value of $1,773. During the fiscal year ended April 28, 2024, the Company recorded a gain for the change in fair value of the written option in the amount of $761, which was presented within the change in fair value of warrant liabilities and other in the consolidated financial statements of operations. As of April 28, 2024, the fair value of the written option was $1,012. During the twelve weeks ended July 21, 2024, the Company recorded a gain for the change in fair value of the written option in the amount of $637, which is presented within the change in fair value of warrant liabilities and other in the unaudited condensed consolidated financial statements of operations. As of July 21, 2024, the fair value of the written option was $375.
As of April 28, 2024, the Company has recorded debt issuance costs and discounts, net of amortization, of $27,747, of which $496 was debt issuance costs and $27,251 was debt discount on the consolidated balance sheets. As of July 21, 2024, the Company has recorded debt issuance costs and discounts, net of amortization, of $27,764, of which $470 was debt issuance costs and $27,294 was debt discount on the condensed consolidated balance sheets.
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
Finance Obligations
In 2011, the Company entered into a failed sale leaseback at its Northbrook, Illinois location. The Company sold the building, fixtures and certain personal property and assigned the ground lease to a new lessor. The Company received $7,000 from the transaction, which was accounted for as a financing obligation with repayment terms of 15 years. The obligation is repaid in monthly installment payments, which includes principal and interest at an 8.15% annual rate. As of July 21, 2024 and April 28, 2024, the principal outstanding was $3,319 and $3,460, respectively.
During fiscal year 2024, the Company entered into agreements to pay for its bowling equipment for four locations through a long-term payment plan. The Company will pay approximately $2,805 for the equipment, which was accounted for as a financing obligation with a repayment term of five years. The obligation is repaid in monthly installment payments, which includes principal and interest at a 10% annual rate. As of July 21, 2024 and April 28, 2024, the principal outstanding was $2,589 and $2,664, respectively.
Debt Covenants
On December 29, 2023, the Silverview and Granite Creek Facilities were amended in connection with the entry into the Oaktree loan and Oaktree’s entry into intercreditor agreements with each of Silverview and Granite Creek. The

Pinstripes Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)
Twelve Weeks Ended July 21, 2024 and July 23, 2023
Silverview Facility and Granite Creek Facility were amended to align the measurement periods for the financial covenants of all three loan agreements, inclusive of Oaktree, and to provide for the Company’s guarantee of their obligations under each of the Silverview Facility and Granite Creek Facility. The Senior Notes, along with the amended Silverview Facility and Granite Creek Facility, require the Company to maintain a minimum specified total net leverage ratio. The Company’s loan agreements contain events of default with respect to, among other things, default in the payment of principal when due or the payment of interest, fees and other amounts due thereunder after a specific grace period, material misrepresentations and failure to comply with covenants. The Guarantors are subject to negative covenants restricting the activities of the Guarantors, including, without limitation, limitations on: dispositions, mergers or acquisitions, incurring indebtedness or liens, paying dividends or redeeming stock or making other distributions, making certain investments and engaging in certain other business transactions. The first covenant measurement period is ending on January 6, 2025. As of July 21, 2024, the Guarantors do not expect to be in compliance with the debt covenants as of the first measurement date based on their current obligations and liquidity. The Company could seek a waiver if necessary.
Liquidity and Going Concern
Under ASC 205, Presentation of Financial Statements, the Company is required to consider and evaluate whether there is substantial doubt that it has the ability to meet its obligations within one year from the financial statement issuance date. This assessment also includes the Company’s consideration of any management plans to alleviate such doubts.The Company has reported negative working capital as of July 21, 2024 and April 28, 2024 and had losses from operations and cash used in operating activities for the twelve weeks ended July 21, 2024 and for the fiscal year ended April 28, 2024. The Company’s ability to continue as a going concern is dependent upon it generating sufficient cash from operations over the next year from the date of the issuance of these financial statements. The Company believes that its current earnings projections, which include full year results for the stores that opened during the fiscal year ended April 28, 2024 and new store openings, raise substantial doubt on the Company’s ability to continue as a going concern and the Company’s ability to meet its current obligations, including for capital expenditures, lease obligations and continued operations as they become due within one year from the financial statement issuance date. To alleviate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern, management is exploring additional financing and a capital raise by the end of the fiscal third quarter. Subsequent to July 21, 2024 and as of the issuance of these financial statements, management obtained an additional $5,000 of financing from two existing lenders (see Note 14). While the Company has historically been successful in raising outside capital, there can be no assurance the Company will be able to continue to obtain outside capital in the future or do so on terms that are acceptable to the Company. The Company continues to implement meaningful cost reductions, receive committed lessor tenant allowances and renegotiate leases and other agreements with favorable terms. The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that the Company will continue to operate as a going concern, which contemplates that the Company will be able to realize assets and settle liabilities and commitments in the normal course of business for the foreseeable future. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties. Management’s plans alleviate the substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of these financial statements.
Fair Value
The fair value of long-term notes payable, including current maturities, as of July 21, 2024 and April 28, 2024 is approximately $68,572 and $71,061, respectively, and estimated using Level 3 inputs.
Note 6 – Income Taxes
The Company’s full pretax loss for the twelve weeks ended July 21, 2024 and July 23, 2023 was from U.S. domestic operations. The Company’s effective tax rate (“ETR”) from continuing operations was (0.8)% for the twelve weeks ended July 21, 2024, and (2.4)% for the twelve weeks ended July 23, 2023, and consists of state income taxes. There were no significant discrete items recorded for the twelve weeks ended July 21, 2024 and July 23, 2023, respectively.

Pinstripes Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)
Twelve Weeks Ended July 21, 2024 and July 23, 2023
Note 7 – Leases
The Company leases various assets, including real estate, retail buildings, restaurant equipment and office equipment. The Company has non-cancelable operating leases expiring at various times through 2036.
In June 2023, the Company entered into a lease amendment for one location that resulted in a lease modification in accordance with Accounting Standards Codification 842, Leases (ASC 842), under which the Company received an abatement of $4,673 and deferral of previously unpaid rent of $4,500. The modification of the lease increased the lease liability by $2,678, decreased accrued occupancy costs by $9,173, and decreased the lease asset, which resulted in a gain of $3,281 that is included as a reduction in the Company’s store occupancy costs, excluding depreciation, line of the unaudited condensed consolidated statements of operations for the twelve weeks ended July 23, 2023.
As of July 21, 2024, the Company has entered into additional operating leases with $57,782 in aggregate future fixed lease payments related to new locations, which have not yet commenced. As of July 21, 2024, the Company did not have control of the underlying properties.
The components of lease expense are as follows:

	Twelve Weeks Ended
	July 21, 2024	July 23, 2023
Operating lease cost	$5,251	$332
Variable lease cost	$1,429	$1,214
Short term lease cost	$196	$87
Total lease cost	$6,876	$1,633
The operating lease costs, except pre-opening costs of $147 for the twelve weeks ended July 21, 2024 and $609 for the twelve weeks ended July 23, 2023, are included within store occupancy costs on the unaudited condensed consolidated statements of operations.
Note 8 – Redeemable Convertible Preferred Stock
As of July 23, 2023, Legacy Pinstripes had nine classes of preferred stock: Series A, B, C, D, E, F, G, H and I (collectively, the “Preferred Stock”) and a total of 10,999,393 issued and outstanding with a carrying value of $73,488 and a liquidation preference of $111,571. On December 29, 2023, upon the closing of the Business Combination, Series A through Series H converted into New Pinstripes shares of Class A Common Stock based on the Exchange Ratio of approximately 1.8486 and Series I converted into Class A Common Stock based on the Series I Exchange Ratio of approximately 2.5, inclusive of accrued Series I dividends (see Note 2).

Pinstripes Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)
Twelve Weeks Ended July 21, 2024 and July 23, 2023
The changes in the balance of the Preferred Stock included in the mezzanine equity for the fiscal year ended April 28, 2024 as follows:

	Balance as of April 30. 2023	Issuance of Redeemable Convertible Preferred Stock, net	Remeasurement to Redemption Amount	Accretion of Cumulative Dividends	Conversion in connection with the Reverse Recapitalization	Balance as of April 28, 2024
Series A	$1,151	$—	$—	$—	$(1,151)	$—
Series B	930	—	—	—	(930)	—
Series C	300	—	—	—	(300)	—
Series D	10,340	—	—	—	(10,340)	—
Series E	2,207	—	—	—	(2,207)	—
Series F	27,290	—	—	—	(27,290)	—
Series G	3,550	—	—	—	(3,550)	—
Series H	7,700	—	—	—	(7,700)	—
Series I	—	19,843	1,423	878	(22,144)	—
Total	$53,468	$19,843	$1,423	$878	$(75,612)	$—
Note 9 – Stock-Based Compensation
Legacy Pinstripes’s 2008 Equity Incentive Plan (the “Plan”) provided for the issuance of 2,900,000 shares of Legacy Pinstripes Common Stock in the form of an option award or restricted stock award to eligible employees and directors. On October 19, 2023, the Board of Directors of Legacy Pinstripes approved a new equity incentive plan, the 2023 Stock Option Plan (the “2023 Plan”), which provided for the issuance of 1,500,000 shares of Legacy Pinstripes Common Stock in the form of options awards to eligible employees and directors. On December 29, 2023, in connection with the closing of the Business Combination, the Board of Directors of the Company approved a 2023 Omnibus Equity Incentive Plan (the “2023 Omnibus Plan”), which provides for the issuances of up to 12,900,000 shares of Class A Common Stock in the form of option awards, stock appreciation rights, restricted stock awards (“RSAs”), restricted stock unit awards (“RSUs”) and performance awards to eligible employees and directors. The number of shares of Class A Common Stock available for issuance under the 2023 Omnibus Plan will be subject to an annual increase on the first day of each fiscal year of the Company beginning April 29, 2024, equal to the lesser of (i) 15% of the aggregate number of shares outstanding on the final day of the immediately preceding fiscal year on a fully diluted basis (inclusive of all outstanding awards granted pursuant to the 2023 Omnibus Plan as of such last day and, if applicable, all outstanding purchase rights pursuant to an employee stock purchase plan maintained by the Company as of such last day) and (ii) any such smaller number of shares as is determined by the Board. Option awards vest 20% at the end of each year over 5 years and expire 10 years from the date of grant, or generally within 90 days of employee termination. RSAs vest one third at the end of each year over three years and expire 10 years from the date of grant, or generally within 90 days of employee termination. There were no stock appreciation rights or performance awards outstanding as of July 21, 2024 and April 28, 2024.
Stock Options
We recorded compensation expense related to stock options of $317 for the twelve weeks ended July 21, 2024 and $141 for the twelve weeks ended July 23, 2023.

Pinstripes Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)
Twelve Weeks Ended July 21, 2024 and July 23, 2023
A summary of equity classified option activity for the twelve weeks ended July 21, 2024 is as follows:

	Number of Options	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at April 28, 2024	4,691,701	$6.76	6.43	$—
Granted	52,424	2.97
Exercised	—	—		$—
Cancelled or expired	(147,204)	6.20
Outstanding at July 21, 2024	4,596,921	$6.74	6.06	$—
Exercisable at July 21, 2024	2,568,150	$4.55	4.28
The unrecognized expense related to our stock option plan totaled approximately $5,686 as of July 21, 2024 and will be expensed over a weighted average period 1.92 years.
Restricted Stock Awards
We recorded compensation expense related to RSAs of $57 for the twelve weeks ended July 21, 2024. We did not grant RSAs prior to fiscal 2025.
A summary of equity classified RSA activity for the twelve weeks ended July 21, 2024 is as follows:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested at April 28, 2024	—	—
Granted	309,289	2.98
Forfeited	(10,000)	2.66
Vested	—	—
Unvested at July 21, 2024	299,289	2.99
The unrecognized expense related to our Restricted Stock Awards totaled approximately $838 as of July 21, 2024 and will be expensed over a weighted average period 1.81 years.
Restricted Stock Unit Awards
On January 19, 2024, non-employee directors received a restricted stock unit award, with the number of shares issued to the director determined by dividing $125,000 by the average of the high and low price of Pinstripes’ common stock on the grant date. The awards vest one year from the grant date. We recorded compensation expense related to RSUs of $172 for the twelve weeks ended July 21, 2024. We did not grant RSUs prior to the fourth quarter of fiscal 2024. There were no other restricted stock units granted during the twelve weeks ended July 21, 2024 or for fiscal year 2024. As of July 21, 2024, 172,806 RSUs were outstanding with a weighted average grant date fair value of $4.34 per share. None were vested as of July 21, 2024.
The unrecognized expense related to our RSUs totaled approximately $371 as of July 21, 2024 and will be expensed over a weighted average period 0.50 years.
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
Twelve Weeks Ended July 21, 2024 and July 23, 2023
exercise price of $0.01. Furthermore, in fiscal year 2023, the Company issued 7,500 warrants to another service provider with an exercise price of $10 per share.
On August 1, 2023, the Company and Silverview amended and restated the Silverview warrant agreement to correct the number of shares of common stock Silverview was entitled to subscribe and purchase from 258,303 to 162,946. A separate warrant agreement for 8,697 warrants of the 267,000 issued in fiscal year 2024 was not amended and the warrants remained issued. Under the term loan agreement, the Company was contractually obligated to issue a specified number of warrants to Silverview in the event the Company elected to exercise its right to obtain additional funding from Silverview under the term loan agreement. Therefore, the remaining warrants were considered contingently issuable and the contingency was satisfied when a draw on Silverview Tranche 2 Loan occurred. For accounting purposes, all 267,000 warrants were still considered issued and outstanding.
As a result of the amended and restated warrant agreement with Silverview, the Company determined the contingently issuable warrants required recognition as a liability. The contingently issuable warrants were reclassified at their current fair value on August 1, 2023. When the contingently issuable warrants’ contingency was satisfied, the respective warrant shares were considered indexed to the Company’s common stock and qualified for equity classification under the derivative scope exception provided by Accounting Standards Codification, Derivatives and Hedging (ASC 815). Upon the satisfaction of the issuance contingency, the Company shall (i) reclassify the respective warrant shares to equity and (ii) recognize any previous gains or losses in fair value through earnings during the period the shares were classified as a liability.
On August 1, 2023, the Company issued 7,629 warrant shares to Silverview in exchange for $1,000 in funding drawn under the Silverview Tranche 2 Loan (see Note 5). As of August 1, 2023, 179,272 shares were considered issued warrants and 87,728 shares were considered contingently issuable warrants.
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
In April 2023 and July 2023, the Company also issued 111,619 and 48,530 warrants, respectively, to Granite Creek in connection with its equipment loan agreement (the “Granite Creek Warrants”). Granite Creek had the right to require Legacy Pinstripes to pay cash to repurchase all or any portion of the warrants or the shares of Common Stock issued under the warrants. The Company determined these warrants required liability classification in accordance with Accounting Standards Codification 480, Distinguishing Liabilities from Equity (ASC 480), and as a result, recorded a warrant liability. On December 4, 2023, Granite Creek exercised their warrants at a par value of $0.01. The Company de-recognized the warrant liability of $2,202.
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
In connection with Banyan’s initial public offering, Banyan issued (i) 12,075,000 public warrants (“Public Warrants”) and 11,910,000 private placement warrants (“Private Warrants”). On December 29, 2023, in connection with the Reverse

Pinstripes Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)
Twelve Weeks Ended July 21, 2024 and July 23, 2023
Capitalization, the Company effectively issued an aggregate of 23,985,000 warrants to purchase an equal number of shares of Class A Common Stock, representing the 12,075,000 Public Warrants and 11,910,000 Private Warrants. The Public Warrants and Private Warrants remained unexercised and were issued and outstanding as of July 21, 2024.
The Public Warrants and Private Warrants meet the definition of a derivative instrument, requiring liability classification, and are measured at fair value on a recurring basis with the change in fair value recognized in the Company’s unaudited condensed consolidated statements of operations. The fair value of the Public Warrants is measured by the Company’s publicly traded warrant price. In determining the fair value of the Private Warrants, the Company utilizes the Cox-Rubenstein-Ross binomial lattice model using Level 3 inputs consisting of the fair value of the Public Warrants as of the measurement and implied equity volatility. On the December 29, 2023 issuance date, the Company recorded a warrant liability for the Public Warrants and Private Warrants in the fair value amounts of $4,456 and $25,368, respectively. During the twelve weeks ended July 21, 2024, the Company recognized a gain for the change in fair value of the Public Warrants and Private Warrants in the amounts of $966 and $1,072, respectively.
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
Redemption of Public Warrants when the price per Common Stock equals or exceeds $18.00. Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:
•in whole and not in part;
•at a price of $0.01 per warrant;
•upon not less than 30 days prior written notice of redemption to each warrant holder; and
•if, and only if, the closing price of the underlying Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders.
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
Redemption of Public Warrants when the price per Common Stock equals or exceeds $10.00. Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:
•in whole and not in part;
•at $0.10 per warrant;
•upon a minimum of 30 days prior written notice of redemption provided that holders will be able to exercise the Public Warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the fair market value of the underlying Common Stock;
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
Twelve Weeks Ended July 21, 2024 and July 23, 2023
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
In connection with the Reverse Recapitalization, the Company entered into a loan agreement with Oaktree (see Note 5). In connection with the closing of the Oaktree Tranche 1 Loan, Oaktree was granted fully detachable warrants exercisable for an aggregate 2,500,000 shares of Class A Common Stock, at an exercise price of $0.01 per share (“Oaktree Tranche 1 Warrants”). In the event that the volume-weighted average price (“VWAP”) per share of the Company’s Class A Common Stock during the period commencing on the 91st day after the closing of the Business Combination and ending 90 days thereafter is less than $8.00 per share, the Company shall grant to Oaktree a warrant to purchase Common Stock for 187,500 shares of Class A Common Stock, at an exercise price of $0.01 per share (“Additional Oaktree Tranche 1 Warrants”). If the VWAP is less than $6.00 during the same period, the Company shall instead grant to Oaktree a warrant to purchase common stock for 412,500 shares of Class A Common Stock, at an exercise price of $0.01 per share (“Additional Oaktree Tranche 1 Warrants”). Therefore, the Additional Oaktree Tranche 1 Warrants are considered contingently issuable and the contingency is satisfied when the Class A Common Stock meets the contingency requirements above. During the period commencing on the 91st day after the closing of the Business Combination and ending 90 days thereafter, the VWAP was less than $6.00 and as such, the Company legally issued the Additional Oaktree Tranche 1 Warrants for 412,500 shares of Class A Common Stock on June 27, 2024 at an exercise price of $0.01 per share. As the Additional Oaktree Tranche 1 Warrants were considered issued and outstanding for accounting purposes on December 29, 2023 when the Senior Notes were issued, there is no accounting recognition at the legal issuance date when the issuance contingency was resolved.
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
Under the Oaktree loan agreement, the Company is contractually obligated to issue a specified number of warrants to Oaktree based on the scenarios above. Therefore, the Oaktree Tranche 2 Warrants are considered contingently issuable and the contingency is satisfied when Oaktree exercises its written option on the Oaktree Tranche 2 Loan and the Class A Common Stock meets the contingency requirements above. When the contingently issuable warrants’ contingency is satisfied, the respective shares underlying these warrants will be considered indexed to the Class A Common Stock and qualify for equity classification under the derivative scope exception provided by ASC 815.

Pinstripes Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)
Twelve Weeks Ended July 21, 2024 and July 23, 2023
As of July 21, 2024, outstanding warrants were as follows:

	Number of Warrants	Weighted-Average Exercise Price
Outstanding at April 28, 2024	28,797,500	$9.58
Granted	—	—
Expired	—	—
Exercised	—	$—
Outstanding as of July 21, 2024	28,797,500	$9.58
The Company remeasures the liability-classified warrants to fair value at each reporting period. During the twelve weeks ended July 21, 2024, the change in the fair value was as follows:

Warrant liabilities as of April 28, 2024	$5,411
Change in fair value	(2,038)
Warrant liabilities as of July 21, 2024	$3,373
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
Note 11 – Net Loss Per Share
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

Pinstripes Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)
Twelve Weeks Ended July 21, 2024 and July 23, 2023
The Company did not declare any common stock dividends in the periods presented. The following tables provide the calculation of basic and diluted net loss per share of common stock for the twelve weeks ended July 21, 2024 and July 23, 2023:

	Twelve Weeks Ended
	July 21, 2024	July 23, 2023
Numerator:
Net loss	(10,006)	(3,046)
Cumulative unpaid dividends on Series I redeemable convertible preferred stock	—	(134)
Change in redemption amount of redeemable convertible preferred stock	—	(1,423)
Net loss attributable to common stockholders	(10,006)	(4,603)
Earnings allocated to participating securities	—	—
Net loss available to common stockholders, basic and diluted	(10,006)	(4,603)

Denominator:
Weighted average common shares outstanding, basic	42,587,785	12,122,394
Dilutive awards outstanding	—	—
Weighted average common shares outstanding, diluted	42,587,785	12,122,394

Loss per share:
Basic	$(0.23)	$(0.38)
Diluted	$(0.23)	$(0.38)
The following table conveys the number of shares that may be dilutive potential common shares in the future. The holders of these shares do not have a contractual obligation to share in the Company’s losses. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted loss per share (in thousands):

	July 21, 2024	July 23, 2023
Stock options	4,597	4,437
Warrants	26,298	194
Preferred Stock (as converted to common stock)	—	20,852
Convertible debt (as converted to common stock)	—	924
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

Pinstripes Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)
Twelve Weeks Ended July 21, 2024 and July 23, 2023
Note 13 – Related Party Transactions
For the twelve weeks ended July 21, 2024 and July 23, 2023, a company owned by an individual with ownership in common shares of the Company, and who is a relative of an executive officer, performed design services and supplied furniture, fixtures, and equipment for existing and new locations under construction of $662 and $11, respectively. As of July 21, 2024 and April 28, 2024, $1,705 and $1,918 due to this related party is included in accounts payable within the condensed consolidated balance sheets, respectively.
Note 14 – Subsequent Events
The Company evaluated subsequent events through September 4, 2024, the date of issuance of these financial statements, and determined there were no additional items that required further disclosure or recognition, with the exception of additional financing.
On September 3, 2024, the Company entered into definitive agreements with Oaktree and Silverview that provided an additional $5,000 of financing. Oaktree provided $3,000 in proceeds under the Oaktree Tranche 2 Loan. The principal payment is due at maturity on December 29, 2028. The interest rate and terms are consistent with the Senior Notes described in Note 5. Under the amended Oaktree loan agreement, the Tranche 2 maximum funding was increased to $50,000 and the Company agreed to grant an Oaktree Tranche 2 Warrant exercisable for 174,750 shares of the Company’s Class A Common Stock, at an exercise price of $0.01 per share, upon the authorization of such issuance by the New York Stock Exchange.
The Company entered into a sixth amendment of the Silverview Facility and provided for a third tranche (the “Silverview Tranche 3 Loan”) that allowed the Company to draw $2,000, which matures on June 7, 2027. The Silverview Tranche 3 Loan payment and interest terms are consistent with the Silverview Tranche 1 Loan (see Note 5). Additionally, the Company agreed to grant Silverview warrants to purchase 29,292 shares of the Company’s Class A Common Stock, at an exercise price of $0.01 per share, upon the authorization of such issuance by the New York Stock Exchange.

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
We have a 52- or 53- week fiscal year ending on the last Sunday of April. All references to fiscal 2025 and fiscal 2024 reflect the results of the 52-week fiscal year ended April 27, 2025 and April 28, 2024, respectively. The first quarter of fiscal 2025 reflect the results of the twelve weeks ended July 21, 2024. Our first three fiscal quarters are comprised of twelve weeks each, and the fourth fiscal quarter sixteen weeks, except for fiscal years consisting of 53 weeks for which the fourth fiscal quarter will consist of seventeen weeks, and end on the twelfth Sunday of each quarter (sixteenth Sunday of the fourth fiscal quarter, and, when applicable, the seventeenth Sunday of the fourth fiscal quarter).
Overview
Pinstripes is an experiential dining and entertainment concept combining exceptional Italian-American cuisine with bowling, bocce and private events. Our large-format community venues offer a winning combination of sophisticated fun for the consumer longing for human connectedness across generations and we deliver a broad range of experiences, from a 300-person wedding in one of our many event spaces, to an intimate date night for two in one of our dining rooms, to a birthday party on our bowling lanes or bocce courts. This ability to offer curated and engaging experiences across a broad range of occasions enables us to generate revenue from numerous sources, including dining, bowling, bocce and private events and off-site events and catering.
As of July 21, 2024, we have 17 restaurants in ten states and Washington D.C., and employe approximately 1,700 employees (who we refer to as “PinMembers”). We are highly disciplined in our site selection process and we design and construct large-format locations that are each 26,000 to 38,000 square feet of interior space, plus additional outdoor patio space that includes outdoor dining, bocce courts, fire-pits and decorative fountains. Each location can host over 900 guests at a time, with dining capacity of approximately 300 guests, bar capacity of 75 guests, 11 to 20 bowling lanes, 6 to 12 indoor/outdoor bocce courts and multiple private event spaces that can accommodate groups of 20 to 1,000 guests. Our locations generated average unit volumes (“AUV”), as further defined below, of $8.6 million for the fiscal year ended April 28, 2024, demonstrating the scale of our operating model and ability to tailor our space in bespoke ways. Our revenue growth is expected to be primarily driven by revenues from new location openings and increases in same store sales in the future.
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
Macroeconomic Conditions
Consumer spending on food and entertainment outside the home fluctuates with macroeconomic conditions. Consumers tend to allocate higher spending to food outside the home when macroeconomic conditions are stronger and rationalize spending on food outside the home during weaker economies. While we have been able to partially offset inflation and other increases, such as wage increases, in the costs of core operating resources by gradually increasing menu prices, coupled with more efficient purchasing practices, productivity improvements and greater economies of scale, there can be no assurance that we will be able to continue to do so in the future. In particular, macroeconomic conditions could make additional menu price increases imprudent. There can be no assurance that future cost increases can be offset by increased menu prices or that increased menu prices will be fully absorbed by our customers without any resulting change to their visit frequencies or purchasing patterns.
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
Other Impacts to our Operating Environment
During fiscal 2024 and the first twelve weeks of fiscal 2025, our operating results were impacted by geopolitical and other macroeconomic events, leading to higher than usual inflation of wages and other cost of goods sold. These events also impacted the availability of PinMembers needed to staff our locations and caused additional disruptions in our product supply chain. The market for qualified talent is competitive and we must provide increasingly attractive wages, benefits and workplace conditions to retain qualified PinMembers, particularly with respect to managerial positions where the pool of qualified candidates can be small. Increases in wage and benefits costs, including as a result of increases in minimum wages, including sub minimum wages applicable to tipped positions, and other governmental regulations affecting labor costs, have significantly increased our labor costs and operating expenses and have made it more difficult to fully staff our restaurants.
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
In connection with Banyan’s initial public offering, Banyan issued (i) 12,075,000 Public Warrant sand 11,910,000 Private Warrants. On December 29, 2023, in connection with the Business Combination, Pinstripes effectively issued an aggregate of 23,985,000 warrants to purchase an equal number of shares of Class A Common Stock, representing the 12,075,000 Public Warrants and 11,910,000 Private Warrants. The Public Warrants and Private Warrants remained unexercised and were issued and outstanding as of July 21, 2024.
The Business Combination is accounted for as a reverse recapitalization in accordance with GAAP (the “Reverse Recapitalization”). Under this method of accounting, Banyan is treated as the acquired company and Pinstripes is treated as the acquirer for financial reporting purposes. Accordingly, for accounting purposes, the financial statements of Pinstripes Holdings, Inc. represent a continuation of the financial statements of Pinstripes, Inc., with the Business Combination treated as the equivalent of Pinstripes issuing stock for the historical net assets of Banyan, accompanied by a recapitalization. The net assets of Banyan were stated at fair value, which approximated historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination are those of Pinstripes.

As a consequence of the Business Combination, Pinstripes, Inc. became a subsidiary of a SEC- registered and NYSE-listed company, which will require us to hire additional personnel and implement procedures and processes to address public company regulatory requirements. We expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting and legal and administrative resources, including increased audit, consulting and legal fees.
Key Performance Metrics
We track the following key business metrics to evaluate our performance, identify trends, formulate financial projections, and make strategic decisions. We believe that these key business metrics provide useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management team. These key business metrics are presented for supplemental informational purposes only and may be different from similarly titled metrics or measures presented by other companies.
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
Store Labor and Benefits Percentage

	Twelve Weeks Ended
(dollar amounts in thousands)	July 21, 2024	July 23, 2023	Percentage Change
Store labor and benefits	$11,658	$9,297	25.4%
As a percentage of total revenue	38.1%	36.1%
Store Labor and Benefits Percentage is store labor and benefits costs measured under GAAP divided by total revenue.
Same Store Sales Growth

	Twelve Weeks Ended
	July 21, 2024	July 23, 2023
Same Store Sales Growth	(2.4)%	3.0%
Store Base	13	13
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

Impairment loss
Long-lived assets, such as property and equipment, and operating lease right-of-use assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment loss is recognized for the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. See Note 2, Significant Accounting Policies, to our audited consolidated financial statements included in the 2024 Annual Report.
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
Gain on change in fair value of warrant liabilities and other
Changes in the fair value of our outstanding warrant liabilities and the Oaktree Tranche 2 Loan written option are recognized in the unaudited condensed consolidated statements of operations. Decreases or increases on the liability are based on changes to our fair market valuation.
Income tax expense
Our income tax expense consists primarily of federal and state income taxes and has historically not been material.
Results of Operations
We operate in one operating and reportable segment.
Comparison of twelve weeks ended July 21, 2024 (“first quarter of fiscal 2025”) and twelve weeks ended July 23, 2023 (“first quarter of fiscal 2024”)
The following table summarizes our results of operations:

	Twelve Weeks Ended		Dollar Change	Percentage Change
(dollar amounts in thousands)	July 21, 2024	July 23, 2023
Food and beverage revenues	$23,819	$20,517	$3,302	16.1%
Recreation revenues	6,776	5,223	1,553	29.7%
Total revenue	30,595	25,740	4,855	18.9%
Cost of food and beverage	5,535	4,438	1,097	24.7%
Store labor and benefits	11,658	9,297	2,361	25.4%
Store occupancy costs, excluding depreciation	6,555	1,007	5,548	550.9%
Other store operating expenses, excluding depreciation	5,431	4,422	1,009	22.8%
General and administrative expenses	5,504	3,528	1,976	56.0%
Depreciation expense	2,518	1,644	874	53.2%
Pre-opening expenses	1,006	2,277	(1,271)	(55.8)%
Operating loss	(7,612)	(873)	(6,739)	771.9%
Interest expense	(4,994)	(1,692)	(3,302)	195.2%
Gain on change in fair value of warrant liabilities and other	2,675	(409)	3,084	(754.0)%
Loss before income taxes	(9,931)	(2,974)	(6,957)	233.9%
Income tax expense	75	72	3	4.2%
Net loss	$(10,006)	$(3,046)	$(6,960)	228.5%

Revenue
The increase in revenue for the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024 was primarily due to having four new stores open in the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024, partially offset by modest decreases in volume at our 13 legacy locations, which are locations open greater than 24 months (“Mature Venues”).
Cost of food and beverage

	Twelve Weeks Ended
(dollar amounts in thousands)	July 21, 2024	July 23, 2023	Percentage Change
Cost of food and beverage	$5,535	$4,438	24.7%
As a percentage of total revenue	18.1%	17.2%
The increase in food and beverage costs for the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024 was due to an increase in food and beverage sales.
As a percentage of revenue, the increase in food and beverage costs for the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024 was primarily due to inefficiencies resulting from an increase in relatively higher cost open play sales (vs. private event sales) from the four new locations open in the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024 and modest food cost inflation in seafood and poultry.
Store labor and benefits

	Twelve Weeks Ended
(dollar amounts in thousands)	July 21, 2024	July 23, 2023	Percentage Change
Store labor and benefits	$11,658	$9,297	25.4%
As a percentage of total revenue	38.1%	36.1%
The increase in store labor and benefits expenses for the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024 was primarily due to the addition of four new stores contributed to higher store labor and benefits costs. Excluding the addition of four new stores, store labor and benefits costs were flat.
Store occupancy costs, excluding depreciation

	Twelve Weeks Ended
(dollar amounts in thousands)	July 21, 2024	July 23, 2023	Percentage Change
Store occupancy costs, excluding depreciation	$6,555	$1,007	550.9%
As a percentage of total revenue	21.4%	3.9%
The increase in store occupancy costs, excluding depreciation, including as a percentage of revenue, for the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024, was primarily due to the impact of the amendment of our lease agreement entered in June 2023 for our Georgetown location, resulting in a reduction of occupancy cost in the first fiscal quarter of 2024 of $3,281, offset in part by four new locations open in the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024.
Other store operating expenses, excluding depreciation

	Twelve Weeks Ended
(dollar amounts in thousands)	July 21, 2024	July 23, 2023	Percentage Change
Other store operating expenses, excluding depreciation	$5,431	$4,422	22.8%
As a percentage of total revenue	17.8%	17.2%
The increase in other store operating expenses, excluding depreciation for the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024 was primarily due to four new locations open in the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024.

As a percentage of revenue, the increase in other store operating expenses, excluding depreciation, for the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024 was primarily due to increases in repairs and maintenance activities, music and entertainment costs, lead generation, janitorial costs and an increase in our insurance costs in the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024.
General and administrative expenses

	Twelve Weeks Ended
(dollar amounts in thousands)	July 21, 2024	July 23, 2023	Percentage Change
General and administrative expenses	$5,504	$3,528	56.0%
As a percentage of total revenue	18.0%	13.7%
The increase in general and administrative expenses, including as a percentage of total revenue, for the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024 was primarily due to increases in public company readiness initiatives, including additional headcount and increased marketing, as well as an increase in stock-based compensation expense.
Depreciation expense

	Twelve Weeks Ended
(dollar amounts in thousands)	July 21, 2024	July 23, 2023	Percentage Change
Depreciation expense	$2,518	$1,644	53.2%
As a percentage of total revenue	8.2%	6.4%
The increase in depreciation expense for the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024 was primarily due to assets being put into service for four new store locations that were open during the first quarter of fiscal 2025 that were not open during the first quarter of fiscal 2024.
Pre-opening expenses

	Twelve Weeks Ended
(dollar amounts in thousands)	July 21, 2024	July 23, 2023	Percentage Change
Pre-opening expenses	$1,006	$2,277	(55.8)%
As a percentage of total revenue	3.3%	8.8%
The decrease in pre-opening expenses, including as a percentage of total revenue, for the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024 was primarily due to less training, hiring, marketing and non-cash rent expense for leases that have commenced prior to opening associated with the four new locations being under construction in the first quarter of fiscal 2024 compared to two new openings under construction in the first quarter of fiscal 2025.
Interest expense

	Twelve Weeks Ended
(dollar amounts in thousands)	July 21, 2024	July 23, 2023	Percentage Change
Interest expense	$4,994	$1,692	195.2%
As a percentage of total revenue	16.3%	6.6%
The increase in interest expense for the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024 was primarily due to an increase in long-term notes payable (see Liquidity and Capital Resources and Note 5).

Gain on change in fair value of warrant liabilities and other

	Twelve Weeks Ended
(dollar amounts in thousands)	July 21, 2024	July 23, 2023	Percentage Change
Gain on change in fair value of warrant liabilities and other	$2,675	$(409)	(754.0)%
As a percentage of total revenue	8.7%	(1.6)%
The increase in gain on change in fair value of warrant liabilities and other is primarily due to the transfer of the Public Warrants and Private Warrants in connection with the consummation of the Business Combination on December 29, 2023 and the decrease in our stock price and its impact on the fair value of our outstanding Public Warrants and Private Warrants as of the end of the first quarter of fiscal 2025.
Loss before income taxes

	Twelve Weeks Ended
(dollar amounts in thousands)	July 21, 2024	July 23, 2023	Percentage Change
Loss before income taxes	$(9,931)	$(2,974)	233.9%
The increase in loss before income taxes for the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024 was primarily due to the factors described above.
Net loss

	Twelve Weeks Ended
(dollar amounts in thousands)	July 21, 2024	July 23, 2023	Percentage Change
Net loss	$(10,006)	$(3,046)	228.5%
The increase in net loss for the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024 was primarily due to the factors described above.
Liquidity and Capital Resources
To date, we have funded our operations through proceeds received from previous common stock and preferred stock issuances, through borrowings under various lending commitments and through cash flow from operations. As of July 21, 2024 and April 28, 2024 we had $5.0 million and $13.2 million in cash and cash equivalents, respectively. Since the end of fiscal 2024, we have utilized cash of approximately $11.0 million and accordingly, as of August 30, 2024, we had approximately $2.2 million in cash and cash equivalents. In fiscal 2023, we borrowed $22.5 million under a term loan facility (the “Silverview Facility”) with Silverview Credit Partners LP (“Silverview”) and had access to second tranche in the amount of $12.5 million through the Silverview Facility. In fiscal 2023, we borrowed $11.5 million under an equipment loan facility (the “Granite Creek Facility”) with Granite Creek Capital Partners LLC (“Granite Creek”). In fiscal 2024, we borrowed an additional $12.5 million under the Silverview Facility and an additional $5.0 million under the Granite Creek Facility. On December 29, 2023, we entered into a term loan agreement with Oaktree Fund Administration, LLC (“Oaktree”), as agent, under which we borrowed an additional $50.0 million (see Note 5). If we are unable to generate positive operating cash flows, additional debt and equity financings may be necessary to sustain future operations, and there can be no assurance that such financing will be available to us on commercially reasonable terms, or at all.
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
In the first twelve weeks of fiscal 2024, we completed the closing of $19.8 million of Series I Convertible Preferred Stock, representing the sale of an aggregate of 850,648 shares of our Series I Redeemable Convertible Preferred Stock at a purchase price of $25.00 per share. In connection with Reverse Recapitalization, the shares of Series I Redeemable

Convertible Preferred Stock were automatically cancelled and extinguished and converted into the right to receive shares of Pinstripes Class A Common Stock.
Another potential source of cash is proceeds from any exercises of Public Warrants or Private Warrants for cash (which have an aggregate exercise price of $275,827,500). However, the exercise price of each of the Public Warrants and Private Warrants is $11.50 per share, which exceeds the closing price of the Pinstripes Class A Common Stock on August 30, 2024, which was $2.35 per share, and we believe that, for so long as the Public Warrants and Private Warrants are “out of the money,” the holders thereof are not likely to exercise the Public Warrants or the Private Warrants. Any cash proceeds associated with the exercise of the Public Warrants and the Private Warrants are dependent on our stock price. Accordingly, we have not included the net proceeds from any exercise of the Public Warrants or Private Warrants in our assessment of our liquidity and our ability to fund operations on a prospective basis.
The Company believes that its current earnings projections, which include full year results for the stores that opened during the fiscal year ended April 28, 2024 and new store openings, raise substantial doubt on the Company’s ability to continue as a going concern and the Company’s ability to meet its current obligations, including for capital expenditures, lease obligations and continued operations as they become due within one year from the financial statement issuance date. To alleviate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern, management is exploring additional financing and a capital raise by the end of the fiscal third quarter. Subsequent to July 21, 2024 and as of the issuance of these financial statements, management obtained an additional $5,000 of financing from its existing lenders. Management’s plans alleviate the substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of these financial statements. See Note 5.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Twelve Weeks Ended
(dollar amounts in thousands)	July 21, 2024	July 23, 2023
Net cash (used in) operating activities	$(5,797)	$(5,319)
Net cash (used in) investing activities	(2,128)	(5,244)
Net cash provided by (used in) financing activities	(217)	19,748
Net change in cash and cash equivalents	$(8,142)	$9,185
Operating Activities
Net cash used in operating activities was $(5.8) million for the twelve weeks ended July 21, 2024 compared to $(5.3) million cash provided by operating activities for the twelve weeks ended July 23, 2023. The increase in net cash used in operating activities was due to a higher operating loss driven by cost of food and beverage, store labor and benefits, store occupancy costs, excluding depreciation, and other store operating expenses, excluding depreciation, plus the four new store locations open in the twelve weeks ended July 21, 2024 as compared to the twelve weeks ended July 23, 2023.
Investing Activities
Net cash used in investing activities was $(2.1) million for the twelve weeks ended July 21, 2024 compared to $(5.2) million for the twelve weeks ended July 23, 2023. Our purchase of property and equipment of $(2.1) million decreased in the twelve weeks ended July 21, 2024 from $(5.2) million in the twelve weeks ended July 23, 2023 as purchases were offset by an increase in accumulated depreciation during the twelve weeks ended July 21, 2024 compared to the twelve weeks ended July 21, 2024. There was more depreciation during the twelve weeks ended July 21, 2024 as all four new locations had a full quarter of depreciation.
Financing Activities
Net cash used in financing activities was $(0.2) million for the twelve weeks ended July 21, 2024 compared to net cash provided by financing activities of $19.7 million for the twelve weeks ended July 23, 2023. The primary components of net cash provided by financing activities for the twelve weeks ended July 23, 2023 were proceeds from the issuance of the Series I Redeemable Convertible Preferred Stock of $19.9 million. These proceeds were offset by principal payments of long-term notes payable of $0.1 million. The cash used in financing activities for the twelve weeks ended July 21, 2024 consists of principal payments of long-term notes payable of $0.2 million.

Off-Balance Sheet Arrangements
As of the date of this report, we do not have any off-balance sheet arrangements.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires us to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of revenue and expenses during the reporting period. Our most significant estimates and judgments involve difficult, subjective or complex judgements made by management. Actual results may differ from these estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the accounting policies described below involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations. For further information, see Note 2 to our audited consolidated financial statements included in the 2024 Annual Report.
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
The Company determined the Oaktree Tranche 1 Warrants meet the equity classification guidance and were measured at fair value upon issuance. Under the Oaktree loan agreement, the Company is contractually obligated to issue a specified number of warrants to Oaktree based on the scenarios described in Note 10. Therefore, the Additional Oaktree Tranche 1 Warrants and Oaktree Tranche 2 Warrants (as defined in Note 10) are considered contingently issuable and the contingency is satisfied when Oaktree exercises its written option on the Oaktree Tranche 2 Loan and the Class A Common Stock meets the contingency requirements described in Note 10. When the contingently issuable warrants’ contingency is satisfied, the respective shares underlying these warrants will be considered indexed to the Class A Common Stock and qualify for equity classification under the derivative scope exception provided by ASC 815. See Note 10. We believe our assumptions are reasonable based on available information. Changes in assumptions and estimates used in the warrants valuation, or future results that vary from assumptions used in the analysis, could affect the estimated fair value of warrant liabilities and could result in material charges in a future period.
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
Material Weakness in Internal Control over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As of April 28, 2024, we identified material weaknesses in relation to (i) our financial statement close process, (ii) our lease accounting processes and (iii) the maintenance and accuracy of our outstanding equity information and accounting for stock-based compensation. The material weakness related to our financial statement close process resulted from a lack of adequate policies, procedures, controls and sufficient technical accounting personnel to appropriately analyze, record and disclose accounting matters for routine and non-routine transactions timely and accurately. This material weakness contributed to the material weakness related to our lease accounting process, which related to the design of the controls relating to the identification and assessment of lease agreement terms and conditions, assessment of lease modifications and related accounting treatment, as well as to the material weakness related to the design of controls in respect of issuing, tracking and maintaining accurate ledgers as to authorized, issued and outstanding shares and calculations of stock based compensation. This resulted in prior period errors in our accounting records related to our lease obligations, occupancy costs, right of use assets and related financial statement disclosures, along with errors in share capital amounts and stock based compensation, all of which were corrected in connection with the issuance of the audited consolidated financial statements of Pinstripes as of and for the fiscal year ended April 30, 2023.
These material weaknesses did not result in any identified material misstatements to the financial statements, but based on these material weaknesses, management concluded that at April 28, 2024 and July 21, 2024, our internal control over financial reporting was not effective.
Management’s Remediation Plan
In response to the material weaknesses discussed above, we plan to continue efforts already underway to improve internal control over financial reporting, which include creating formal policies and procedures governing our financial statement close process, and control in the preparation, documentation and review of journal entries and account reconciliations.
We have taken measures to address the material weakness related to stock-based compensation identified in the 2024 Annual Report and enhance our internal control over financial reporting. Based on our remediation efforts and related testing, during the twelve weeks ended July 21, 2024 and the sixteen weeks ended April 28, 2024, we concluded that the material weakness related to stock compensation has been remediated. We have:
•hired additional accounting and financial reporting personnel with U.S. GAAP and SEC reporting experience to facilitate second level reviews, and financial reporting oversight;
•engaged a third-party equity plan administrator to account for our employee equity plan and transactions, which now tracks grants and cancellations as well as provides disclosure reports; and
•implemented protocols and controls around stock grants and personnel termination processes and ensured proper communication and training around the implemented changes.
We are currently in the process of implementing measures to address the underlying causes of the remaining material weaknesses and the control deficiencies which include:
•hiring additional accounting and financial reporting personnel with U.S. GAAP, and SEC reporting experience to facilitate second level reviews, and financial reporting oversight;
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
We will continue to review and improve our internal control over financial reporting to address the underlying causes of the remaining material weaknesses and control deficiencies. We cannot be certain that the steps we are taking will be sufficient to remediate the control deficiencies that led to these material weaknesses in our internal control over financial reporting or prevent future material weaknesses or control deficiencies from occurring. In addition, we cannot be certain that we have identified all material weaknesses and control deficiencies in our internal control over financial reporting or that in the future we will not have additional material weaknesses or control deficiencies in its internal control over financial reporting. Further, we continue to review our internal control over financial reporting and disclosure controls and procedures to provide reasonable assurance as to the ability to comply with reporting requirements following the completion of the Business Combination.
Changes in Internal Control over Financial Reporting
Except for the remediation of the material weakness related to stock-based compensation and the efforts to remediate the other material weaknesses described above, there were no changes during the fiscal quarter ended July 21, 2024 in our internal control over financial reporting that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” section contained in the 2024 Annual Report, together with the cautionary statement under the caption “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q. These described risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities
On June 27, 2024, we legally issued fully detachable warrants (the “Additional Oaktree Tranche 1 Warrants”) exercisable for an aggregate of 412,500 shares of Class A Common Stock, at an exercise price of $0.01 per share to Oaktree Capital Management, L.P, in accordance with the terms of the Company’s definitive loan agreement with Oaktree Fund Administration, LLC, as agent, dated December 29, 2023. The Additional Oaktree Tranche 1 Warrants are exercisable from the date of issuance for a period of 10 years. The Additional Oaktree Tranche 1 Warrants were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
(a) Securities Trading Plans of Directors and Executive Officers
During the fiscal quarter ended July 21, 2024, none of our directors or executive officers entered into, modified or terminated, contracts, instructions or written plans for the sale or purchase of our securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1 or that constituted non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K).
(b) Disclosure Pursuant to Item 1.01 of Current Report on Form 8-K - Entry into a Material Definitive Agreement
First Amendment to Oaktree Loan Agreement
On September 3, 2024, Pinstripes, Inc. (“Pinstripes”), the Company and the other guarantors party thereto entered into the First Amendment (the “Oaktree First Amendment”) to the loan agreement (the “Oaktree Loan Agreement”), dated December 29, 2023 (the “Oaktree Loan Closing Date”), by and among Pinstripes, the Company, the other guarantors party thereto, Oaktree, as agent, and the lenders from time to time party thereto (the “Oaktree Lenders”). The Oaktree First Amendment provides, among things, that: (i) the Oaktree Lenders have the option, in their discretion to fund additional loans under the Oaktree Tranche 2 Loan of up to $50,000 in any number of separate drawings (rather than $40,000 in a single tranche), (ii) the Company is obligated to grant additional Oaktree Tranche 2 Warrants on any closing of a Oaktree Tranche 2 Loan equal to the product of 2,912,500 multiplied by the quotient of (A) the total amount funded on such Tranche 2 Loan closing date by (B) $50,000 (rather than a single additional warrant exercisable for 1,900,000 shares), and (iii) the Company shall issue any Tranche 2 Warrant in a form consistent with the Oaktree Warrant Amendment described below. In connection with the Oaktree First Amendment, the Company and Oaktree Capital Management, L.P. entered into Amendment No. 1 to the Class A Common Stock Purchase Warrants (the “Oaktree Warrant Amendment”), which eliminates the one-year lock-up restriction (subject to limited exceptions) that had existed in respect of the 2,912,500 shares of the Company’s Class A Common Stock issuable upon exercise of warrants issued by the Company to Oaktree in connection with the funding of the original Oaktree Tranche 1 Loan under the Oaktree Loan Agreement (as well as the same restriction that had been applicable to the transfer of the warrants themselves). In connection with the closing of the Oaktree First Amendment, the Oaktree Lenders funded an Oaktree Tranche 2 Loan in the amount of $3,000 and agreed to grant an Oaktree Tranche 2 Warrant exercisable for 174,750 shares of the Company’s Class A Common Stock, at an exercise price of $0.01 per share, upon the authorization of such issuance by the New York Stock Exchange. The principal payment of the Oaktree Tranche 2 Loan is due at maturity on December 29, 2028. Interest on the Oaktree Tranche 2 Loan accrues on a daily basis calculated based on a 360-day year at a rate per annum equal to (i) 12.5% payable quarterly in arrears, at the Company’s option either in cash or in kind (subject to certain procedures and conditions) prior to December 31, 2024, and thereafter solely in cash, plus (ii) 7.5% payable quarterly in arrears, at the Company’s option, either in cash or in kind (subject to certain procedures and conditions) at all times.
Sixth Amendment to Silverview Loan Agreement
On September 3, 2024, Pinstripes, the Company and the other guarantors party thereto entered into the Sixth Amendment (the “Silverview Sixth Amendment”) to the loan agreement (Silverview Facility), dated March 7, 2023, by and among Pinstripes, the Company, the other guarantors party thereto, Silverview and other institutional investors party thereto from time to time. The Sixth Amendment provides for a third tranche loan (the “Silverview Tranche 3 Loan”) of $2,000, made on September 3, 2024 and which matures on June 7, 2027. The Silverview Tranche 3 Loan bears an interest rate per annum equal to 15.00%. The Silverview Sixth Amendment provides that the Company shall pay a closing and origination fee in the aggregate amount equal to 3.00% of the Silverview Tranche 3 Loan and an exit fee in the aggregate amount equal to 2.50% of the Silverview Tranche 3 Term Loan. Additionally, the Company agreed to grant Silverview warrants to purchase 29,292 shares of the Company’s Class A Common Stock (the “Silverview Tranche 3 Warrant”), at an exercise price of $0.01 per share, upon the authorization of such issuance by the New York Stock Exchange.
The above descriptions of the material terms of the Amended Oaktree Form of Warrant, the Oaktree Warrant Amendment, the Silverview Tranche 3 Warrant, the Oaktree First Amendment and the Silverview Sixth Amendment (collectively, the “Transaction Documents”) are qualified in their entirety by reference to the full text of the Transaction Documents, which are filed as Exhibits 4.1, 4.2, 4.3,10.1 and 10.2 to this Quarterly Report on Form 10-Q and are incorporated herein by reference.
(c) Disclosure Pursuant to Item 2.03 of Current Report on Form 8-K - Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant
The disclosure set forth in paragraph (b) of this Item 5 is incorporated herein by reference.

Item 6. Exhibits

Incorporated by Reference
Exhibit	Description	Form	Exhibit	Filing Date
3.2 *	Second Amended and Restated Certificate of Incorporation of Pinstripes Holdings, Inc.	8-K	3.2	January 5, 2024
3.3 *	Amended and Restated Bylaws of Pinstripes Holdings, Inc.	8-K	3.3	January 5, 2024
4.1**	Amended Form of Oaktree Warrant.
4.2 **	Oaktree Warrant Amendment, dated September 3, 2024.
4.3**	Form of Silverview Warrant
10.1**
First Amendment to Loan Agreement, dated September 3, 2024 to Loan Agreement, dated as of December 29, 2023 by and among Pinstripes, Inc., Pinstripes Holdings, Inc., the other guarantors party thereto, Oaktree Fund Administration, LLC, as agent and the lender party thereto.

10.2**
Sixth Amendment to Loan Agreement and Second Amendment to Pledge and Security Agreement, dated September 3, 2024 to the Loan Agreement, dated as of March 7, 2023 by and among Pinstripes, Inc., Pinstripes Holdings, Inc., the other guarantors party thereto, Silverview Credit Partners, L.P., as agent and the lenders party thereto.

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

Date: September 4, 2024	By:	/s/ Dale Schwartz
		Name:	Dale Schwartz
		Title:	Chairman and Chief Executive Officer

Date: September 4, 2024	By:	/s/ Anthony Querciagrossa
		Name:	Anthony Querciagrossa
		Title:	Chief Financial Officer