Form 10-Q
period 2024-10-13
Pinstripes Holdings, Inc.
filed 2024-11-26
CIK 1852633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 13, 2024
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
Yes ☐   No ☒
At November 22, 2024, there were 40,087,785 shares outstanding of Class A Common Stock with a par value $0.0001 per share and there were no outstanding shares of Series B-1 Common Stock, Series B-2 Common Stock and Series B-3 Common Stock with a par value of $0.001 per share.

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
•risks related to our ability to continue as a going concern and raise additional capital
•the risks related to the capital intensive nature of our business, our ability to attract new customers and retain existing customers and the impact of pandemics and global economic trends, including the resulting labor shortage and inflation, on us;
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
All subsequent written and oral forward-looking statements concerning matters addressed in this Quarterly Report and attributable to the Company or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Quarterly Report. We do not give any assurance that we will achieve our expectations. Investors and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which only speak as of the date made, are not a guarantee of future performance and are subject to a number of uncertainties, risks, assumptions and other factors, many of which are outside of our control. Except to the extent required by applicable law or regulation, we expressly disclaim any obligation and undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of unanticipated events. Stockholders should be aware that the occurrence of the events described in the section titled “Risk Factors” the 2024 Annual Report and elsewhere in this Quarterly Report may adversely affect the Company.

Part I - Financial Information

Pinstripes Holdings, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	(Unaudited)
	October 13, 2024	April 28, 2024
Assets
Current Assets
Cash and cash equivalents	$3,244	$13,171
Accounts receivable	1,339	1,137
Inventories	860	949
Prepaid expenses and other current assets	1,396	2,101
Total current assets	6,839	17,358
Property and equipment, net	77,265	80,015
Operating lease right-of-use assets	74,672	66,362
Other long-term assets	2,659	3,586
Total assets	$161,435	$167,321
Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Deficit
Current Liabilities
Accounts payable	$23,014	$22,706
Amounts due to customers	9,482	8,633
Current portion of long-term notes payable	6,659	4,818
Accrued occupancy costs	8,365	6,508
Other accrued liabilities	9,015	6,546
Current portion of operating lease liabilities	15,243	15,259
Warrant liabilities	766	5,411
Total current liabilities	72,544	69,881
Long-term notes payable	77,447	70,677
Long-term accrued occupancy costs	158	277
Operating lease liabilities	96,972	94,256
Other long-term liabilities	3,168	1,386
Total liabilities	250,289	236,477

Commitments and contingencies (Note 12)

Stockholders’ deficit
Common stock (par value: $0.0001; authorized: 430,000,000 shares; issued and outstanding: 40,087,785 shares at October 13, 2024 and 40,087,785 shares at April 28, 2024)	4	4
Additional paid-in capital	56,244	56,623
Accumulated deficit	(145,102)	(125,783)
Total stockholders’ deficit	(88,854)	(69,156)
Total liabilities, redeemable convertible preferred stock, and stockholders’ deficit	$161,435	$167,321

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pinstripes Holdings, Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	October 13, 2024	October 15, 2023	October 13, 2024	October 15, 2023

Food and beverage revenues	$21,108	$19,435	$44,927	$39,952
Recreation revenues	5,374	5,188	12,150	10,412
Total revenue	26,482	24,623	57,077	50,364

Cost of food and beverage	4,638	4,278	10,173	8,715
Store labor and benefits	10,308	9,337	21,966	18,634
Store occupancy costs, excluding depreciation	4,932	4,583	11,487	5,590
Other store operating expenses, excluding depreciation	5,283	5,134	10,714	9,556
General and administrative expenses	5,080	3,774	10,584	7,302
Depreciation expense	2,547	1,697	5,065	3,341
Pre-opening expenses	1,568	3,026	2,574	5,304
Operating loss	(7,874)	(7,206)	(15,486)	(8,078)
Interest expense, net	(4,898)	(1,908)	(9,892)	(3,601)
Gain on change in fair value of warrant liabilities and other	3,573	1,759	6,248	1,350
Other expense	(48)	—	(48)	—
Loss before income taxes	(9,247)	(7,355)	(19,178)	(10,329)
Income tax expense (benefit)	63	(72)	138	—
Net loss	(9,310)	(7,283)	(19,316)	(10,329)
Less: Cumulative unpaid dividends and change in redemption amount of redeemable convertible preferred stock	—	(394)	—	(1,951)
Net loss attributable to common stockholders	$(9,310)	$(7,677)	$(19,316)	$(12,280)

Basic loss per share	$(0.22)	$(0.64)	$(0.45)	$(1.02)
Diluted loss per share	$(0.22)	$(0.64)	$(0.45)	$(1.02)
Weighted average shares outstanding, basic	43,099,877	12,066,454	42,905,215	12,094,424
Weighted average shares outstanding, diluted	43,099,877	12,066,454	42,905,215	12,094,424

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pinstripes Holdings, Inc.
Unaudited Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit
(in thousands, except share and per share amounts)

	Twenty-Four Weeks Ended October 13, 2024
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amounts	Shares	Amounts
Balance as of April 28, 2024	—	$—	40,087,785	$4	$56,623	$(125,783)	$(69,156)
Net loss	—	—	—	—	—	(10,006)	(10,006)
Stock-based compensation	—	—	—	—	546	—	546
Transaction costs incurred in connection with the registration statements	—	—	—	—	(101)	—	(101)
Prior period adjustment	—	—	—	—	28	(3)	25
Balance as of July 21, 2024	—	$—	40,087,785	$4	$57,096	$(135,792)	$(78,692)
Net loss	—	—	—	—	—	(9,310)	(9,310)
Stock-based compensation	—	—	—	—	519	—	519
Transaction costs incurred in connection with the registration statements	—	—	—	—	25	—	25
Reclassification of liability-classified warrants	—	—	—	—	(1,864)	—	(1,864)
Issuance of contingently issuable warrants	—	—	—	—	401	—	401
Issuance of warrants	—	—	—	—	67	—	67
Balance as of October 13, 2024	—	—	40,087,785	4	56,244	(145,102)	(88,854)

Pinstripes Holdings, Inc.
Unaudited Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit
(in thousands, except share and per share amounts)

	Twenty-Four Weeks Ended October 15, 2023
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares(1)	Amounts	Shares(1)	Amounts
Balance as of April 30, 2023, as previously reported	10,203,945	$53,468	6,178,962	$62	$3,733	$(118,793)	$(114,998)
Retroactive application of reverse recapitalization	8,659,145	—	5,243,514	(61)	61	$—	$—
Balance as of April 30, 2023, after effect of the reverse recapitalization	18,863,090	$53,468	11,422,476	$1	$3,794	$(118,793)	$(114,998)
Net loss	—	—	—	—	—	(3,046)	(3,046)
Issuance of Series I Redeemable Convertible Preferred Stock	1,988,620	18,463	—	—	—	—	—
Accretion of cumulative dividends on Series I Redeemable Convertible Preferred Stock	—	134	—	—	(134)	—	(134)
Change in the redemption value of the Redeemable Convertible Preferred Stock	—	1,423	—	—	(1,423)	—	(1,423)
Stock-based compensation	—	—	—	—	141	—	141
Balance as of July 23, 2023	20,851,710	$73,488	11,422,476	$1	$2,378	$(121,839)	$(119,460)
Net loss	—	—	—	—	—	(7,283)	$(7,283)
Issuance of warrants	—	—	—	—	173	—	173
Reclassification of liability-classified warrants	—	—	—	—	(1,834)	—	(1,834)
Issuance of Series I Redeemable Convertible Preferred Stock	138,000	1,380	—	—	—	—	—
Accretion of cumulative dividends on Series I Redeemable Convertible Preferred Stock	—	394	—	—	(394)	—	(394)
Stock-based compensation	—	—	—	—	220	—	220
Balance as of October 15, 2023	20,989,710	75,262	11,422,476	1	543	(129,122)	$(128,578)
(1) The number of shares of Redeemable Convertible Preferred Stock and Common Stock issued and outstanding prior to the Reverse Recapitalization have been retroactively adjusted by the Exchange Ratios to give effect to the Reverse Recapitalization. See Note 2.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pinstripes Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Twenty-Four Weeks Ended
	October 13, 2024	October 15, 2023
Cash flows from operating activities
Net loss	$(19,316)	$(10,329)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on modification of operating leases	—	(3,281)
Depreciation expense	5,065	3,341
Non-cash operating lease expense	3,136	2,646
Paid-in-kind interest	4,942	—
Operating lease tenant allowances	(863)	1,272
Stock-based compensation	1,065	361
Gain on change in fair value of warrant liabilities and other	(6,248)	(1,350)
Warrant expense	28	—
Interest on finance lease obligation	24	—
Amortization of debt issuance costs	1,199	897
(Increase) decrease in operating assets
Accounts receivable	(202)	188
Inventories	89	(28)
Prepaid expenses and other current assets	705	(85)
Operating right-of-use asset	(3,602)	—
Other long-term assets	927	(5,005)
(Decrease) increase in operating liabilities
Accounts payable	2,052	3,258
Amounts due to customers	849	809
Accrued occupancy costs	1,738	(4,210)
Other accrued liabilities	3,416	289
Operating lease liabilities	(5,144)	(4,697)
Net cash (used in) operating activities	(10,140)	(15,924)
Cash flows from investing activities
Purchase of property and equipment	(2,810)	(9,793)
Net cash (used in) investing activities	(2,810)	(9,793)
Cash flows from financing activities
Proceeds from issuance of redeemable convertible preferred stock, net	—	19,843
Payment of transaction costs incurred in connection with the registration statements	(10)	(1,540)
Principal payments on finance lease obligation	(73)	—
Principal payments on long-term notes payable	(1,858)	(283)
Proceeds from warrant issuances	67	—
Debt issuance costs	76	(247)
Proceeds from long-term notes payable, net	4,821	7,499
Net cash provided by financing activities	3,023	25,272
Net change in cash and cash equivalents	(9,927)	(445)
Cash and cash equivalents, beginning of period	13,171	8,436
Cash and cash equivalents, end of period	$3,244	$7,991

Supplemental disclosures of cash flow information
Cash paid for interest	$3,197	$2,287
Cash paid for income taxes	$61	$—
Supplemental disclosures of non-cash operating, investing and financing activities
Transaction costs incurred in connection with the registration statements but not yet paid	$66	$—
Operating lease rent abatement	$—	$3,214
Right-of-use assets obtained in exchange for lease liabilities	$7,844	$(560)

Pinstripes Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

Non-cash finance obligation	$360	$665
Issuance of contingently issuable warrants	$401	$—
Reclassification of liability-classified warrants	$1,864	$—
Reclassification of Oaktree Tranche 2 Written Option from short-term to long-term	$1,012	$—
Non-cash capital expenditures included in accounts payable	$1,719	$2,798
Change in the redemption amount of the redeemable convertible preferred stock	$—	$1,423
Accretion of cumulative dividends on Series I redeemable convertible preferred stock	$—	$528
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pinstripes Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)
Twelve and Twenty-Four Weeks Ended October 13, 2024 and October 15, 2023

Note 1 – Nature of Business and Basis of Presentation
Pinstripes Holdings, Inc. (“Pinstripes”, “New Pinstripes”, the “Company”, “we”, “us”, or “our”) was formed for the purpose of operating and expanding a unique entertainment and dining concept. As of October 13, 2024, the Company has 17 locations in ten states and Washington D.C. and generates revenue primarily from the sale of food, beverages, bowling, bocce and hosting private events. The Company operates its business as one operating and one reportable segment.
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
Twelve and Twenty-Four Weeks Ended October 13, 2024 and October 15, 2023
Use of Estimates
The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Cash and cash equivalents
Management considers transaction settlements in process from credit card companies and all highly-liquid investments with original maturities of three months or less to be cash equivalents. Amounts due from credit card transactions with settlement terms of less than five days are included in cash and cash equivalents. Credit and debit card receivables included within cash were $1,294 and $1,624 as of October 13, 2024 and April 28, 2024, respectively.
Revenue
Food and beverage revenues and recreation revenues are recognized when payment is tendered at the point of sale as the performance obligation has been satisfied. Food and beverage revenues include the sale of food and beverage products. Recreation revenues include bowling and bocce sales. Revenues are recognized net of discounts and taxes. Event deposits received from guests are deferred and recognized as revenue when the event is held. Event deposits received from customers in advance are included in amounts due to customers in the condensed consolidated balance sheets in the amounts of $7,739 as of October 13, 2024 and $6,640 as of April 28, 2024.
The Company sells gift cards, which do not have expiration dates, and does not deduct non-usage fees from outstanding gift card balances. Gift card sales are initially recorded by the Company as a liability and subsequently recognized as revenue upon redemption by the customer. For unredeemed gift cards that the Company expects to be entitled to breakage and for which there is no legal obligation to remit the unredeemed gift card balances to the relevant jurisdictions, the Company recognizes expected breakage as revenue in proportion to the pattern of redemption by the customers. The determination of the gift card breakage is based on the Company’s specific historical redemption patterns. The contract liability related to our gift cards is included in amounts due to customers in the condensed consolidated balance sheets in the amounts of $1,743 as of October 13, 2024 and $1,993 as of April 28, 2024. The components of gift card revenue were as follows:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	October 13, 2024	October 15, 2023	October 13, 2024	October 15, 2023
Redemptions, net of discounts	$422	$369	$1,036	$883
Breakage	$103	$103	$240	$245
Gift card revenue, net	$525	$472	$1,276	$1,128
Revenues are reported net of sales tax collected from customers. Sales tax collected is included in other accrued liabilities on the condensed consolidated balance sheets until the taxes are remitted to the appropriate taxing authorities.
Pre-opening costs
Pre-opening costs, which are expensed as incurred, consist of expenses prior to opening a new store location and are made up primarily of manager salaries, relocation costs, recruiting expenses, payroll and training costs, marketing and travel costs. These costs also include occupancy costs recorded during the period between the date of possession and the date we begin operations at a location. Pre-opening costs were $1,568 and $2,574 for the twelve and twenty-four weeks ended October 13, 2024, respectively, compared to $3,026 and $5,304 for the twelve and twenty-four weeks ended October 15, 2023, respectively. The decrease was due to fewer locations under construction during the period.

Pinstripes Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)
Twelve and Twenty-Four Weeks Ended October 13, 2024 and October 15, 2023
Common and preferred stock
In connection with the Reverse Recapitalization (see Note 2), the following classes of common (collectively, the Class A Common Stock, Series B-1 Common Stock, Series B-2 Common Stock and Series B-3 Common Stock, are referred to as “Common Stock”) and preferred stock were authorized:
•400,000,000 shares of Class A Common Stock at a par value of $0.0001 per share, of which 40,087,785 shares were issued and outstanding as of October 13, 2024
•10,000,000 shares of Series B-1 Common Stock at a par value of $0.0001 per share, of which no shares were issued and outstanding as of October 13, 2024
•10,000,000 shares of Series B-2 Common Stock at a par value of $0.0001 per share, of which no shares were issued and outstanding as of October 13, 2024
•10,000,000 shares of Series B-3 Common Stock at a par value of $0.0001 per share, of which no shares were issued and outstanding as of October 13, 2024
•10,000,000 shares of preferred stock at a par value of $0.0001 per share, of which no shares were issued and outstanding as of October 13, 2024
Recently adopted and issued accounting standards
In November 2023, the FASB issued Update 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures". This Update applies to all public entities that are required to report segment information in accordance with Topic 280. The amendments in this Update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this Update do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The standard should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this new standard.
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
Management reviewed the accounting pronouncements that became effective for the second quarter of fiscal year 2024 and determined that either they were not applicable, or they did not have a material impact on the condensed consolidated financial statements. Management also reviewed the recently issued accounting pronouncements to be adopted in future periods and determined that they are not expected to have a material impact on the condensed consolidated financial statements.
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
Twelve and Twenty-Four Weeks Ended October 13, 2024 and October 15, 2023
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
Pursuant to the BCA, an aggregate of (i) 1,485,000 of the issued and outstanding shares of Banyan Class A Common Stock and 345,000 of the issued and outstanding shares of Banyan Class B Common Stock held by the Banyan stockholders were re-issued as 1,830,000 shares of New Pinstripes Class B Common Stock, subject to vesting based upon satisfaction of stock trading price conditions (“Sponsor Earnout Shares”), (ii) 5,000,000 shares of New Pinstripes Class B Common Stock were issued to Legacy Pinstripes stockholders, subject to vesting based upon satisfaction of stock trading price conditions (“Target Earnout Shares”), and (iii) 4,000,000 shares of New Pinstripes Class B Common Stock were issued to Legacy Pinstripes stockholders, subject to vesting based upon financial performance in calendar 2024 (“EBITDA

Pinstripes Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)
Twelve and Twenty-Four Weeks Ended October 13, 2024 and October 15, 2023
Earnout Shares” and together with the Sponsor Earnout Shares and the Target Earnout Shares, the “Earnout Shares”). The Earnout Shares, which will convert into New Pinstripes Class A Common Stock if the conditions described herein are met, are subject to forfeiture if the respective achievement of the specified targets are not met, are classified in stockholders’ equity as the Earnout Shares were determined to be indexed to New Pinstripes Class A Common Stock and meet the requirements for equity classification.
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
Transaction Costs
During the twelve and twenty-four weeks ended October 13, 2024, the Company incurred $(25) and $76, respectively, for transaction costs incurred in connection with the S-1 registration statement. For the twelve weeks ended October 13, 2024, the Company incurred $25 for transaction costs offset by a $(50) adjustment to transaction costs. During the twelve and twenty-four weeks ended October 15, 2023, the Company incurred $1,367 and $4,126, respectively, for transaction costs incurred in connection with the Reverse Recapitalization. The transaction costs primarily represent fees incurred for financial advisory, legal and other professional services. Of the total transaction costs incurred during the twelve and twenty-four weeks ended October 13, 2024, $10 have been paid.
During the fiscal year ended April 28, 2024, the Company incurred $24,317 for transaction costs incurred in connection with the Reverse Recapitalization, inclusive of Banyan incurred transaction costs, and $635 for transaction costs incurred with the S-1 and S-8 registration statements. Transaction costs are reported as a reduction of additional paid-in capital on the condensed consolidated balance sheets as of October 13, 2024 and April 28, 2024, excluding $940 reported as prepaid and other current assets related to director and officer insurance for the Company and Banyan as well as $53 of taxes payable related to the consummation of the Business Combination.
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

Pinstripes Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)
Twelve and Twenty-Four Weeks Ended October 13, 2024 and October 15, 2023
Retroactive Application of Reverse Recapitalization to the Unaudited Condensed Consolidated Statements of Operations
The weighted average shares during the twelve and twenty-four weeks ended October 15, 2023 have been recalculated to give effect to the retroactive application of the Reverse Recapitalization on the outstanding shares. Accordingly, the basic and diluted weighted-average Legacy Pinstripes Common Stock were retroactively converted to New Pinstripes Common Stock.
Retroactive Application of Reverse Recapitalization to the Unaudited Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit
The unaudited condensed consolidated statements of redeemable convertible preferred stock and stockholders’ deficit for the twelve and twenty-four weeks ended October 15, 2023 have been recast to reflect the number of New Pinstripes Common Stock issued to Legacy Pinstripes stockholders in connection with the Reverse Recapitalization at the New Pinstripes Common Stock par value of $0.0001. The number of Legacy Pinstripes’ Redeemable Convertible Preferred Stock and Legacy Pinstripes’ Common Stock have been recast after giving effect to the Exchange Ratio in connection with the Reverse Recapitalization, and the related impacts to common stock and additional paid-in-capital for the change in par value.
Note 3 – Inventory
Inventories consist of the following:

	October 13, 2024	April 28, 2024
Beverage	$606	$672
Food	254	277
Total	$860	$949
Note 4 – Property and Equipment
Property and equipment, net is summarized as follows:

	October 13, 2024	April 28, 2024
Leasehold improvements	84,933	84,747
Furniture, fixtures, and equipment	50,397	50,355
Building and building improvements	7,000	7,000
Finance lease	300	—
Software	97	18
Construction in progress	11,212	9,557
Total cost	153,939	151,677
Less: accumulated depreciation	(76,674)	(71,662)
Property and equipment, net	77,265	80,015
During the twelve and twenty-four weeks ended October 13, 2024, the Company capitalized interest expense of $105 and $211, respectively, into construction in progress.
Construction in progress relates to new locations under construction.

Pinstripes Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)
Twelve and Twenty-Four Weeks Ended October 13, 2024 and October 15, 2023
Note 5 – Debt
Long-term notes payable consists of the following:

	October 13, 2024	April 28, 2024
PPP and SBA loans	$500	$500
Term loans	35,560	34,300
Equipment loan	15,881	16,500
Senior notes	61,372	53,430
Finance obligations	5,649	6,124
Other	360	74
Less: unamortized debt issuance costs and discounts	(35,216)	(35,433)
Total	84,106	75,495
Less: current portion of long-term notes payable	(6,659)	(4,818)
Long-term notes payable	$77,447	$70,677
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
As authorized by the provisions of the CARES Act, the Company applied for and received forgiveness of a portion of the PPP loans during the fiscal year ended April 30, 2023. As such, the Company recorded a gain on the extinguishment of debt for $8,458, which includes accrued interest during the fiscal year ended April 30, 2023. As of October 13, 2024 and April 28, 2024, the principal outstanding related to these loans was approximately $500.
Term Loans
On March 7, 2023, the Company entered into a term loan facility (the “Silverview Facility”), consisting of two tranches and detachable warrants (see Note 10), with Silverview Credit Partners LP (“Silverview”) for $35,000 (the “Silverview Tranche 1 Loan”) that matures on June 7, 2027. As part of the transaction, the Company repaid $5,598 of term loans with Live Oak Banking Company. The interest rate on the term loan is 15%, which is payable monthly, and is collateralized by a first lien security interest in the assets of the business. At each six-month interval beginning in March of fiscal year 2024, the Company began repaying the principal amount. In March 2024 and September 2024, the Company made principal payments of $700 and $740, respectively.
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
Twelve and Twenty-Four Weeks Ended October 13, 2024 and October 15, 2023
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
On September 3, 2024, the Company and Silverview entered into the Sixth Amendment (the “Silverview Sixth Amendment”) to the Silverview Facility dated March 7, 2023. The Sixth Amendment provides for a third tranche loan (the “Silverview Tranche 3 Loan”) of $2,000, made on September 3, 2024 and matures on June 7, 2027. The Silverview Tranche 3 Loan bears an interest rate per annum equal to 15%. Additionally, the Company agreed to grant Silverview warrants to purchase 29,292 shares of the Company’s Class A Common Stock (see Note 10). The Company determined that the amendment was treated as a debt modification and accordingly, no gain or loss was recognized. The Company recorded a debt discount of $177.
As of October 13, 2024, and April 28, 2024, the principal outstanding related to the Silverview Facility was $35,560 and $34,300, respectively.
As of April 28, 2024, the Company incurred debt issuance costs and discounts, net of amortization, of $4,400, of which $1,510 was debt issuance costs, $2,890 was debt discount on the consolidated balance sheets.
As of October 13, 2024, the Company has recorded debt issuance costs and discounts, net of amortization, of $3,782, of which $1,273 was debt issuance costs and $2,509 was debt discount on the condensed consolidated balance sheets.
Equipment Loan
On April 19, 2023, the Company entered into a subordinated equipment loan (the “Granite Creek Facility”) of $11,500 and detachable warrants (see Note 10) with Granite Creek Capital Partners LLC (“Granite Creek”) that matures on April 19, 2028. The interest rate on the loan is 12% and is payable monthly. The Granite Creek Facility is collateralized by the specific furniture, fixture and equipment assets of the business. The outstanding principal is repayable in quarterly installments equal to $431 on the last day of each calendar quarter commencing on September 30, 2024.
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
On September 30, 2024, the Company made a principal payment of $619.
As of April 28, 2024, the Company incurred debt issuance costs and discounts, net of amortization, of $3,285, of which $60 was recorded as debt issuance costs and $3,225 was recorded as a debt discount on the consolidated balance sheets.
As of October 13, 2024, the Company has recorded debt issuance costs and discounts, net of amortization, of $2,899, of which $53 was debt issuance costs and $2,846 was debt discount on the condensed consolidated balance sheets.
Senior Notes
On December 29, 2023, in connection with the Reverse Recapitalization (see Note 2), the Company entered into a definitive loan agreement with Oaktree Fund Administration, LLC, as agent, (“Oaktree”) under which the Company issued Senior Secured Notes (“Senior Notes”) to Oaktree, which mature in five years on December 29, 2028, and detachable warrants (see Note 10). The principal payment is due at maturity. The loan agreement provides for Senior Notes of up to $90,000 in the aggregate to be funded in two tranches as follows (a) an initial loan of $50,000 (“Oaktree Tranche 1 Loan”), which closed on December 29, 2023 in connection with the closing of the Business Combination, and (b) an additional $40,000 of Senior Notes is to be funded at the sole discretion of Oaktree no earlier than nine months and no later than 12 months after the Business Combination closing date (“Oaktree Tranche 2 Loan”). The Company will use the proceeds from

Pinstripes Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)
Twelve and Twenty-Four Weeks Ended October 13, 2024 and October 15, 2023
the Oaktree Tranche 1 Loan for general business purposes, including the settlement of Business Combination related transaction costs and to fund expansion efforts. A condition to the funding of the Oaktree Tranche 2 Term Loan is that the Company shall use the proceeds to repay all outstanding amounts under the Silverview Facility. Interest on the Oaktree Tranche 1 Loan accrues on a daily basis calculated based on a 360-day year at a rate per annum equal to (i) 12.5% payable in arrears, at Pinstripes’ option either in cash or in kind (subject to certain procedures and conditions); provided that the interest payable in respect of any period following December 31, 2024, interest under this clause (i) will be required to be paid solely in cash, plus (ii) 7.5% payable quarterly in arrears, at Pinstripes’ option, either in cash or in kind (subject to certain procedures and conditions). On each payment interest date, the Company will increase the principal amount based upon the contractual rate and assume the value of the payment in kind is equal to the amount accrued. The effective interest rate of the original debt will incorporate the paid-in-kind (PIK) interest in the computation of the effective interest rate as an assumed cash flow on each payment date. As of October 13, 2024 and April 28, 2024, the Company recorded $8,732 and $3,430, respectively, of accrued PIK interest in long-term notes payable in the condensed consolidated balance sheets.
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
The Oaktree Tranche 2 Loan presents a written option to Oaktree to issue an additional $40,000 of funding at Oaktree’s sole discretion. The Company determined the written option for the Oaktree Tranche 2 Loan requires recognition as a liability and to be remeasured at fair value at the end of each reporting period. On December 29, 2023, the written option was initially recognized at its issuance date fair value of $1,773. During the fiscal year ended April 28, 2024, the Company recorded a gain for the change in fair value of the written option in the amount of $761, which was presented within the change in fair value of warrant liabilities and other in the consolidated financial statements of operations. As of April 28, 2024, the fair value of the written option was $1,012. During the twelve and twenty-four weeks ended October 13, 2024, the Company recorded a loss for the change in fair value of the written option in the amount of $1,357 and $720, respectively, which is presented within the change in fair value of warrant liabilities and other on the unaudited condensed consolidated financial statements of operations. As of October 13, 2024, the fair value of the written option was $1,732.
On September 3, 2024, the Company and Oaktree entered into the First Amendment (the “Oaktree First Amendment”) to the Senior Notes. The Oaktree First Amendment provides, among things, that: (i) the Oaktree Lenders have the option, in their discretion to fund additional loans under the Oaktree Tranche 2 Loan of up to $50,000 in any number of separate drawings (rather than $40,000 in a single tranche), (ii) the Company is obligated to grant additional Oaktree Tranche 2 Warrants on any closing of a Oaktree Tranche 2 Loan (see Note 10) and (iii) the proceeds received under Tranche 2 Loan no longer have to be used to repay all outstanding amounts under the Silverview Facility. In connection with the closing of the Oaktree First Amendment, Oaktree funded an Oaktree Tranche 2 Loan in the amount of $3,000 and agreed to grant an Oaktree Tranche 2 Warrant exercisable for 174,750 shares of the Company’s Class A Common Stock (see Note 10). The principal payment of the Oaktree Tranche 2 Loan is due at maturity on December 29, 2028. Interest on the Oaktree Tranche 2 Loan accrues on a daily basis calculated based on a 360-day year at a rate per annum equal to (i) 12.5% payable quarterly in arrears, at the Company’s option either in cash or in kind (subject to certain procedures and conditions) prior to December 31, 2024, and thereafter solely in cash, plus (ii) 7.5% payable quarterly in arrears, at the Company’s option, either in cash or in kind (subject to certain procedures and conditions) at all times. The Company determined that the amendment was treated as a debt modification and accordingly, no gain or loss was recognized. As a result of the debt modification, the Company recorded debt discount of $831.
As of April 28, 2024, the Company has recorded debt issuance costs and discounts, net of amortization, of $27,747, of which $496 was debt issuance costs and $27,251 was debt discount on the consolidated balance sheets. As of October 13,

Pinstripes Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)
Twelve and Twenty-Four Weeks Ended October 13, 2024 and October 15, 2023
2024, the Company has recorded debt issuance costs and discounts, net of amortization, of $28,535, of which $468 was debt issuance costs and $28,067 was debt discount on the condensed consolidated balance sheets.
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
Finance Obligations
In 2011, the Company entered into a failed sale leaseback at its Northbrook, Illinois location. The Company sold the building, fixtures and certain personal property and assigned the ground lease to a new lessor. The Company received $7,000 from the transaction, which was accounted for as a financing obligation with repayment terms of 15 years. The obligation is repaid in monthly installment payments, which includes principal and interest at an 8.15% annual rate. As of October 13, 2024 and April 28, 2024, the principal outstanding was $3,175 and $3,460, respectively.
During fiscal year 2024, the Company entered into agreements to pay for its bowling equipment for four locations through a long-term payment plan. The Company will pay approximately $2,805 for the equipment, which was accounted for as a financing obligation with a repayment term of five years. The obligation is repaid in monthly installment payments, which includes principal and interest at a 10% annual rate. As of October 13, 2024 and April 28, 2024, the principal outstanding was $2,473 and $2,664, respectively.
Debt Covenants
On December 29, 2023, the Silverview and Granite Creek Facilities were amended in connection with the entry into the Oaktree loan and Oaktree’s entry into intercreditor agreements with each of Silverview and Granite Creek. The Silverview Facility and Granite Creek Facility were amended to align the measurement periods for the financial covenants of all three loan agreements, inclusive of Oaktree, and to provide for the Company’s guarantee of their obligations under each of the Silverview Facility and Granite Creek Facility. The Senior Notes, along with the amended Silverview Facility and Granite Creek Facility, require the Company to maintain a minimum specified total net leverage ratio. The Company’s loan agreements contain events of default with respect to, among other things, default in the payment of principal when due or the payment of interest, fees and other amounts due thereunder after a specific grace period, material misrepresentations and failure to comply with covenants. The Guarantors are subject to negative covenants restricting the activities of the Guarantors, including, without limitation, limitations on: dispositions, mergers or acquisitions, incurring indebtedness or liens, paying dividends or redeeming stock or making other distributions, making certain investments and engaging in certain other business transactions. The first covenant measurement period is ending on January 6, 2025. As of October 13, 2024, the Guarantors do not expect to be in compliance with the debt covenants as of the first measurement date based on their current obligations and liquidity. The Company could seek a waiver if necessary.
Liquidity and Going Concern
Under ASC 205, Presentation of Financial Statements, the Company is required to consider and evaluate whether there is substantial doubt that it has the ability to meet its obligations within one year from the financial statement issuance date. This assessment also includes the Company’s consideration of any management plans to alleviate such doubts. The Company has reported negative working capital as of October 13, 2024 and April 28, 2024, and had losses from operations and cash used in operating activities for the twenty-four weeks ended October 13, 2024 and for the fiscal year ended April 28, 2024. The Company’s ability to continue as a going concern is dependent upon it generating sufficient cash from operations over the next year from the date of the issuance of these financial statements. The Company believes that its current earnings projections, which include full year results for the stores that opened during the fiscal year ended April 28, 2024 and new store openings, raise substantial doubt on the Company’s ability to continue as a going concern and the

Pinstripes Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)
Twelve and Twenty-Four Weeks Ended October 13, 2024 and October 15, 2023
Company’s ability to meet its current obligations, including for capital expenditures, lease obligations and continued operations as they become due within one year from the financial statement issuance date. To alleviate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern, management is exploring additional financing and a capital raise by the end of the fiscal third quarter. While the Company has historically been successful in raising outside capital, there can be no assurance the Company will be able to continue to obtain outside capital in the future or do so on terms that are acceptable to the Company. The Company continues to implement meaningful cost reductions, receive committed lessor tenant allowances and renegotiate leases and other agreements with favorable terms. Due to these uncertainties, management concluded that substantial doubt exists with respect to the Company’s ability to continue as a going concern within one year from the financial statement issuance date. The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that the Company will continue to operate as a going concern, which contemplates that the Company will be able to realize assets and settle liabilities and commitments in the normal course of business for the foreseeable future. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.
Fair Value
The fair value of long-term notes payable, including current maturities, as of October 13, 2024 and April 28, 2024 is approximately $87,349 and $71,061, respectively, and estimated using Level 3 inputs.
Note 6 – Income Taxes
The Company’s full pretax loss for the twelve and twenty-four weeks ended October 13, 2024 and October 15, 2023 was from U.S. domestic operations. The Company’s effective tax rate (“ETR”) from continuing operations was (0.7)% and (0.7)% for the twelve and twenty-four weeks ended October 13, 2024, respectively, and (0.8)% and 0.0% for the twelve and twenty-four weeks ended October 15, 2023, respectively, and consists of state income taxes. There were no significant discrete items recorded for the twelve and twenty-four weeks ended October 13, 2024 and October 15, 2023, respectively.
Note 7 – Leases
The Company leases various assets, including real estate, retail buildings, restaurant equipment and office equipment. The Company has non-cancelable operating leases expiring at various times through 2036.
In June 2023, the Company entered into a lease amendment for one location that resulted in a lease modification in accordance with Accounting Standards Codification 842, Leases (ASC 842), under which the Company received an abatement of $4,673 and deferral of previously unpaid rent of $4,500. The modification of the lease increased the lease liability by $2,678, decreased accrued occupancy costs by $9,173, and decreased the right-of-use asset, which resulted in a gain of $3,281 that is included as a reduction in the Company’s store occupancy costs, excluding depreciation, on the unaudited condensed consolidated statements of operations for the twenty-four weeks ended October 15, 2023.
As of October 13, 2024, the Company has entered into additional operating leases with $57,782 in aggregate future fixed lease payments related to new locations, which have not yet commenced. As of October 13, 2024, the Company did not have control of the underlying properties.
The components of lease expense are as follows:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	October 13, 2024	October 15, 2023	October 13, 2024	October 15, 2023
Operating lease cost	$3,997	$3,545	$9,248	$3,877
Variable lease cost	1,274	1,355	2,703	2,569
Short term lease cost	219	215	415	302
Total lease cost	$5,490	$5,115	$12,366	$6,748
The operating lease costs, except pre-opening costs of $442 and $589 for the twelve and twenty-four weeks ended October 13, 2024, respectively, and $394 and $1,003 for the twelve and twenty-four weeks ended October 15, 2023, respectively, are included within store occupancy costs on the unaudited condensed consolidated statements of operations.

Pinstripes Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)
Twelve and Twenty-Four Weeks Ended October 13, 2024 and October 15, 2023
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
Note 9 – Stock-Based Compensation
Legacy Pinstripes’s 2008 Equity Incentive Plan (the “Plan”) provided for the issuance of 2,900,000 shares of Legacy Pinstripes Common Stock in the form of an option award or restricted stock award to eligible employees and directors. On October 19, 2023, the Board of Directors of Legacy Pinstripes approved a new equity incentive plan, the 2023 Stock Option Plan (the “2023 Plan”), which provided for the issuance of 1,500,000 shares of Legacy Pinstripes Common Stock in the form of options awards to eligible employees and directors. On December 29, 2023, in connection with the closing of the Business Combination, the Board of Directors of the Company approved a 2023 Omnibus Equity Incentive Plan (the “2023 Omnibus Plan”), which provides for the issuances of up to 12,900,000 shares of Class A Common Stock in the form of option awards, stock appreciation rights, restricted stock awards (“RSAs”), restricted stock unit awards (“RSUs”) and performance awards to eligible employees and directors. The number of shares of Class A Common Stock available for issuance under the 2023 Omnibus Plan will be subject to an annual increase on the first day of each fiscal year of the Company beginning April 29, 2024, equal to the lesser of (i) 15% of the aggregate number of shares outstanding on the final day of the immediately preceding fiscal year on a fully diluted basis (inclusive of all outstanding awards granted pursuant to the 2023 Omnibus Plan as of such last day and, if applicable, all outstanding purchase rights pursuant to an employee stock purchase plan maintained by the Company as of such last day) and (ii) any such smaller number of shares as is determined by the Board. Option awards vest 20% at the end of each year over 5 years and expire 10 years from the date of grant, or generally within 90 days of employee termination. RSAs vest one third at the end of each year over three years and expire 10 years from the date of grant, or generally within 90 days of employee termination. There were no stock appreciation rights or performance awards outstanding as of October 13, 2024 and April 28, 2024.
Stock Options
We recorded compensation expense related to stock options of $275 and $592 for the twelve and twenty-four weeks ended October 13, 2024, respectively, and $220 and $361 for the twelve and twenty-four weeks ended October 15, 2023, respectively.

Pinstripes Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)
Twelve and Twenty-Four Weeks Ended October 13, 2024 and October 15, 2023
A summary of equity classified option activity for the twenty-four weeks ended October 13, 2024 is as follows:

	Number of Options	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at April 28, 2024	4,691,701	$6.76	6.43	$—
Granted	52,424	2.97
Exercised	—	—		$—
Cancelled or expired	(447,001)	6.10
Outstanding at October 13, 2024	4,297,124	$6.79	5.94	$—
Exercisable at October 13, 2024	2,579,939	$4.90	4.36
The unrecognized expense related to our stock option plan totaled approximately $5,042 as of October 13, 2024 and will be expensed over a weighted average period 1.85 years.
Restricted Stock Awards
We recorded compensation expense related to RSAs of $72 and $129 for the twelve and twenty-four weeks ended October 13, 2024, respectively. We did not grant RSAs prior to fiscal 2025.
A summary of equity classified RSA activity for the twenty-four weeks ended October 13, 2024 is as follows:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested at April 28, 2024	—	—
Granted	394,512	2.66
Forfeited	(18,000)	2.52
Vested	—	—
Unvested at October 13, 2024	376,512	2.66
The unrecognized expense related to our Restricted Stock Awards totaled approximately $864 as of October 13, 2024 and will be expensed over a weighted average period 1.65 years.
Restricted Stock Unit Awards
On January 19, 2024, non-employee directors received a restricted stock unit award, with the number of shares issued to the director determined by dividing $125,000 by the average of the high and low price of Pinstripes’ common stock on the grant date. The awards vest one year from the grant date. We recorded compensation expense related to RSUs of $172 and $344 for the twelve and twenty-four weeks ended October 13, 2024, respectively. We did not grant RSUs prior to the fourth quarter of fiscal 2024. As of October 13, 2024, 172,806 RSUs were outstanding with a weighted average grant date fair value of $4.34 per share. None were vested as of October 13, 2024.
The unrecognized expense related to our RSUs totaled approximately $199 as of October 13, 2024 and will be expensed over a weighted average period 0.27 years.
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
Twelve and Twenty-Four Weeks Ended October 13, 2024 and October 15, 2023
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
On September 3, 2024, the Company amended the Silverview Facility (see Note 5) and the Company agreed to grant Silverview warrants to purchase 29,292 shares of the Company’s Class A Common Stock (the “Silverview Tranche 3

Pinstripes Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)
Twelve and Twenty-Four Weeks Ended October 13, 2024 and October 15, 2023
Warrants”), at an exercise price of $0.01 per share. The Silverview Tranche 3 Warrants are indexed to the Company’s common stock and qualified for equity classification under the derivative scope exception provided by ASC 815. The Silverview Tranche 3 Warrants were recorded at fair value in additional paid-in-capital for $67.
In connection with Banyan’s initial public offering, Banyan issued (i) 12,075,000 public warrants (“Public Warrants”) and 11,910,000 private placement warrants (“Private Warrants”). On December 29, 2023, in connection with the Reverse Capitalization, the Company effectively issued an aggregate of 23,985,000 warrants to purchase an equal number of shares of Class A Common Stock, representing the 12,075,000 Public Warrants and 11,910,000 Private Warrants. The Public Warrants and Private Warrants remained unexercised and were issued and outstanding as of October 13, 2024.
The Public Warrants and Private Warrants meet the definition of a derivative instrument, requiring liability classification, and are measured at fair value on a recurring basis with the change in fair value recognized in the Company’s unaudited condensed consolidated statements of operations. The fair value of the Public Warrants is measured by the Company’s publicly traded warrant price. In determining the fair value of the Private Warrants, the Company utilizes the Cox-Rubenstein-Ross binomial lattice model using Level 3 inputs consisting of the fair value of the Public Warrants as of the measurement and implied equity volatility. On the December 29, 2023 issuance date, the Company recorded a warrant liability for the Public Warrants and Private Warrants in the fair value amounts of $4,456 and $25,368, respectively. During the twelve and twenty-four weeks ended October 13, 2024, the Company recognized a gain for the change in fair value of the Public Warrants and Private Warrants in the amounts of $966 and $1,932, respectively, and $2,132 and $3,204, respectively.
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
Twelve and Twenty-Four Weeks Ended October 13, 2024 and October 15, 2023
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
With the closing of the Oaktree First Amendment (see Note 5), the Company is obligated to grant Additional Oaktree Tranche 2 Warrants on any closing of a Oaktree Tranche 2 Loan equal to the product of 2,912,500 (1,012,500 warrants incremental to the original 1,900,000 warrants) multiplied by the quotient of (A) the total amount funded on such Tranche 2 Loan closing date by (B) $50,000 (rather than a single additional warrant exercisable for 1,900,000 shares), and the Company shall issue any Additional Oaktree Tranche 2 Warrant in a form consistent with the Oaktree Warrant Amendment described below. In connection with the Oaktree First Amendment (see Note 5), the Company and Oaktree entered into Amendment No. 1 to the Class A Common Stock Purchase Warrants (the “Oaktree Warrant Amendment”), which eliminates the one-year lock-up restriction (subject to limited exceptions) that had existed in respect of the 2,912,500 shares of the Company’s Class A Common Stock issuable upon exercise of warrants (Oaktree Tranche 1 Warrants) issued by the Company to Oaktree in connection with the funding of the original Oaktree Tranche 1 Loan under the Oaktree Loan Agreement (as well as the same restriction that had been applicable to the transfer of the warrants themselves).
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

Pinstripes Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)
Twelve and Twenty-Four Weeks Ended October 13, 2024 and October 15, 2023
Under the Oaktree loan agreement, the Company is contractually obligated to issue a specified number of warrants to Oaktree based on the scenarios above. Therefore, the Oaktree Tranche 2 Warrants are considered contingently issuable and the contingency is satisfied when Oaktree exercises its written option on the Oaktree Tranche 2 Loan and the Class A Common Stock meets the contingency requirements above. When the contingently issuable warrants’ contingency is satisfied, the respective shares underlying these warrants will be considered indexed to the Class A Common Stock and qualify for equity classification under the derivative scope exception provided by ASC 815. Upon the satisfaction of the issuance contingency, the Company will (i) reclassify the respective warrant shares to equity and (ii) recognize any previous gains or losses in fair value through earnings during the period the shares were classified as a liability.
As a result of the amended warrant agreement with Oaktree, the Company determined the contingently issuable warrants required recognition as a liability. The 1,900,000 of contingently issuable warrants were reclassified from additional paid-in capital to a liability at their current fair value of $1,864 on September 3, 2024. The additional 1,012,500 warrants were liability-classified on September 3, 2024 at their fair value of $859. In connection with the closing of the Oaktree First Amendment, the Company issued 174,750 warrants in exchange for $3,000 in funding under the Oaktree Tranche 2 Loan. As the contingency was satisfied for these warrants, $401 was reclassed from warrant liabilities to additional paid-in-capital on the condensed consolidated balance sheets.
As of October 13, 2024, outstanding warrants were as follows:

	Number of Warrants	Weighted-Average Exercise Price
Outstanding at April 28, 2024	28,797,500	$9.58
Granted	1,041,792	0.01
Expired	—	—
Exercised	—	$—
Outstanding as of October 13, 2024	29,839,292	$9.25
The Company remeasures the liability-classified warrants to fair value at each reporting period. During the twenty-four weeks ended October 13, 2024, the change in the fair value was as follows:

Warrant liabilities as of April 28, 2024	$5,411
Change in fair value	(2,038)
Warrant liabilities as of July 21, 2024	$3,373
Reclassification of liability-classified warrants	1,864
Incremental shares granted to Oaktree	859
Issuance of contingently issuable shares	(401)
Change in fair value	(4,928)
Warrant liabilities as of October 13, 2024	$766
The change in fair value of the liability-classified warrants are reported in the gain on change in fair value of warrant liabilities and other on the unaudited condensed consolidated statements of operations. Upon surrender of the Public and Private Warrants, the holder is entitled to purchase one share of Class A Common Stock at $11.50 per share. The outstanding Public and Private Warrants expire on the five-year anniversary of the closing of the Reverse Recapitalization. Upon surrender of the Oaktree Tranche 2 Warrants, the holder is entitled to purchase one share of Class A Common Stock at $0.01 per share. The outstanding Oaktree Tranche 2 Warrants expire ten years from the issuance date of the warrant.
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
Twelve and Twenty-Four Weeks Ended October 13, 2024 and October 15, 2023
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
The Company did not declare any common stock dividends in the periods presented. The following tables provide the calculation of basic and diluted net loss per share of common stock for the twelve and twenty-four weeks ended October 13, 2024 and October 15, 2023:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	October 13, 2024	October 15, 2023	October 13, 2024	October 15, 2023
Numerator:
Net loss	(9,310)	(7,283)	(19,316)	(10,329)
Cumulative unpaid dividends on Series I redeemable convertible preferred stock	—	(394)	—	(528)
Change in redemption amount of redeemable convertible preferred stock	—	—	—	(1,423)
Net loss attributable to common stockholders	(9,310)	(7,677)	(19,316)	(12,280)
Earnings allocated to participating securities	—	—	—	—
Net loss available to common stockholders, basic and diluted	(9,310)	(7,677)	(19,316)	(12,280)

Denominator:
Weighted average common shares outstanding, basic	43,099,877	12,066,454	42,905,215	12,094,424
Dilutive awards outstanding	—	—	—	—
Weighted average common shares outstanding, diluted	43,099,877	12,066,454	42,905,215	12,094,424

Loss per share:
Basic	$(0.22)	$(0.64)	$(0.45)	$(1.02)
Diluted	$(0.22)	$(0.64)	(0.45)	$(1.02)
The following table conveys the number of shares that may be dilutive potential common shares in the future. The holders of these shares do not have a contractual obligation to share in the Company’s losses. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted loss per share (in thousands):

Pinstripes Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)
Twelve and Twenty-Four Weeks Ended October 13, 2024 and October 15, 2023

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	October 13, 2024	October 15, 2023	October 13, 2024	October 15, 2023
Stock options	4,297	5,269	4,297	5,269
Restricted stock units	173	—	173	—
Restricted stock awards	377	—	377	—
Warrants	23,985	194	23,985	194
Contingently issuable warrants	2,738	141	2,738	141
Preferred Stock (as converted to common stock)	—	24,312	—	24,312
Convertible debt (as converted to common stock)	—	948	—	948
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
On November 6, 2023, Riveron Consulting, LLC filed a lawsuit against the Company in the District Court of the 95th Judicial District of Dallas County, Texas for breach of contract and failure to receive compensation for services rendered. The complaint seeks monetary relief for services rendered and attorneys’ fees. As of October 13, 2024 and April 28, 2024, the Company has accrued a liability of $464 within accounts payable in the condensed consolidated balance sheets as this amount represents the probable and reasonably estimable cost to resolve this matter.
Note 13 – Related Party Transactions
For the twelve and twenty-four weeks ended October 13, 2024 and October 15, 2023, a company owned by an individual with ownership in common shares of the Company, and who is a relative of an executive officer, performed design services and supplied furniture, fixtures and equipment for existing and new locations under construction of $14 and $676, and $10 and $21, respectively. As of October 13, 2024 and April 28, 2024, $1,519 and $1,918 due to this related party is included in accounts payable within the condensed consolidated balance sheets, respectively.
Note 14 – Subsequent Events
The Company evaluated subsequent events through November 26, 2024, the date of issuance of these financial statements, and determined there were no additional items that required further disclosure or recognition.

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
We have a 52- or 53- week fiscal year ending on the last Sunday of April. All references to fiscal 2025 and fiscal 2024 reflect the results of the 52-week fiscal year ended April 27, 2025 and April 28, 2024, respectively. The first and second quarters of fiscal 2025 reflect the results of the twelve weeks ended July 21, 2024 and October 13, 2024. Our first three fiscal quarters are comprised of twelve weeks each, and the fourth fiscal quarter contains sixteen weeks, except for fiscal years consisting of 53 weeks for which the fourth fiscal quarter will consist of seventeen weeks, and end on the twelfth Sunday of each quarter (sixteenth Sunday of the fourth fiscal quarter, and, when applicable, the seventeenth Sunday of the fourth fiscal quarter).
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
As of October 13, 2024, we have 17 restaurants in ten states and Washington D.C., and approximately 1,700 employees (who we refer to as “PinMembers”). We are highly disciplined in our site selection process and we design and construct large-format locations that are each 26,000 to 38,000 square feet of interior space, plus additional outdoor patio space that includes outdoor dining, bocce courts, fire-pits and decorative fountains. Each location can host over 900 guests at a time, with dining capacity of approximately 300 guests, bar capacity of 75 guests, 11 to 20 bowling lanes, 6 to 12 indoor/outdoor bocce courts and multiple private event spaces that can accommodate groups of 20 to 1,000 guests. Our locations generated average unit volumes (“AUV”), as further defined below, of $8.6 million for the fiscal year ended April 28, 2024, demonstrating the scale of our operating model and ability to tailor our space in bespoke ways. Our revenue growth is expected to be primarily driven by revenues from new location openings and increases in same store sales in the future.
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
In connection with Banyan’s initial public offering, Banyan issued (i) 12,075,000 Public Warrant sand 11,910,000 Private Warrants. On December 29, 2023, in connection with the Business Combination, Pinstripes effectively issued an aggregate of 23,985,000 warrants to purchase an equal number of shares of Class A Common Stock, representing the 12,075,000 Public Warrants and 11,910,000 Private Warrants. The Public Warrants and Private Warrants remained unexercised and were issued and outstanding as of October 13, 2024.
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
Store Labor and Benefits Percentage

	Twelve Weeks Ended
(dollar amounts in thousands)	October 13, 2024	October 15, 2023	Percentage Change
Store labor and benefits	$10,308	$9,337	10.4%
As a percentage of total revenue	38.9%	37.9%
Store Labor and Benefits Percentage is store labor and benefits costs measured under GAAP divided by total revenue.
Same Store Sales Growth

	Twelve Weeks Ended
	October 13, 2024	October 15, 2023
Same Store Sales Growth	(9.4)%	1.9%
Store Base	13	13

	Twenty-Four Weeks Ended
	October 13, 2024	October 15, 2023
Same Store Sales Growth	(5.8)%	2.5%
Store Base	13	13
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
Number of Store Openings
The number of store openings reflects the number of stores opened during a particular reporting period. Before we open new stores, we incur pre-opening expenses. The number and timing of store openings has had, and is expected to continue to have, an impact on our results of operations. During the twelve and twenty-four weeks ended October 13, 2024, there were no store openings.

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
Gain on change in fair value of warrant liabilities and other
Changes in the fair value of our outstanding warrant liabilities and the Oaktree Tranche 2 Written Option are recognized on the unaudited condensed consolidated statements of operations. Decreases or increases on the warrant liabilities and Oaktree Tranche 2 Written Option are based on changes to our fair market valuation.
Other expense
Expenses incurred that are not directly related to operations and historically have not been material.
Income tax expense (benefit)
Our income tax expense (benefit) consists primarily of federal and state income taxes and has historically not been material.
Results of Operations
We operate in one operating and reportable segment.
Comparison of twelve weeks ended October 13, 2024 (“second quarter of fiscal 2025”) and twelve weeks ended October 15, 2023 (“second quarter of fiscal 2024”)
The following table summarizes our results of operations:

	Twelve Weeks Ended		Dollar Change	Percentage Change
(dollar amounts in thousands)	October 13, 2024	October 15, 2023
Food and beverage revenues	$21,108	$19,435	$1,673	8.6%
Recreation revenues	5,374	5,188	186	3.6%
Total revenue	26,482	24,623	1,859	7.5%
Cost of food and beverage	4,638	4,278	360	8.4%
Store labor and benefits	10,308	9,337	971	10.4%
Store occupancy costs, excluding depreciation	4,932	4,583	349	7.6%
Other store operating expenses, excluding depreciation	5,283	5,134	149	2.9%
General and administrative expenses	5,080	3,774	1,306	34.6%
Depreciation expense	2,547	1,697	850	50.1%
Pre-opening expenses	1,568	3,026	(1,458)	(48.2)%
Operating loss	(7,874)	(7,206)	(668)	9.3%
Interest expense, net	(4,898)	(1,908)	(2,990)	156.7%
Gain on change in fair value of warrant liabilities and other	3,573	1,759	1,814	103.1%
Other expense	(48)	—	(48)	100.0%
Loss before income taxes	(9,247)	(7,355)	(1,892)	25.7%
Income tax expense (benefit)	63	(72)	135	(187.5)%
Net loss	$(9,310)	$(7,283)	$(2,027)	27.8%
Revenue
The increase in revenue for the second quarter of fiscal 2025 compared to the second quarter of fiscal 2024 was primarily due to having four new stores open in the second quarter of fiscal 2025 for the full period compared to the second quarter of fiscal 2024, partially offset by modest decreases in volume at our 13 legacy locations.

Cost of food and beverage

	Twelve Weeks Ended
(dollar amounts in thousands)	October 13, 2024	October 15, 2023	Percentage Change
Cost of food and beverage	$4,638	$4,278	8.4%
As a percentage of total revenue	17.5%	17.4%
The increase in food and beverage costs for the second quarter of fiscal 2025 compared to the second quarter of fiscal 2024 was due to an increase in food and beverage sales.
As a percentage of revenue, the food and beverage costs for the second quarter of fiscal 2025 compared to the second quarter of fiscal 2024 were relatively flat as cost efficiencies offset changes in product mix.
Store labor and benefits

	Twelve Weeks Ended
(dollar amounts in thousands)	October 13, 2024	October 15, 2023	Percentage Change
Store labor and benefits	$10,308	$9,337	10.4%
As a percentage of total revenue	38.9%	37.9%
The increase in store labor and benefits expenses for the second quarter of fiscal 2025 compared to the second quarter of fiscal 2024 was primarily due to the addition of four new stores open for the entire second quarter of fiscal 2025 that contributed to higher store labor and benefits costs. Excluding the addition of four new stores, store labor and benefits costs were down 30 basis points.
Store occupancy costs, excluding depreciation

	Twelve Weeks Ended
(dollar amounts in thousands)	October 13, 2024	October 15, 2023	Percentage Change
Store occupancy costs, excluding depreciation	$4,932	$4,583	7.6%
As a percentage of total revenue	18.6%	18.6%
The increase in store occupancy costs, excluding depreciation, including as a percentage of revenue, for the second quarter of fiscal 2025 compared to the second quarter of fiscal 2024, was primarily due to four new locations open for the entire second quarter of fiscal 2025 compared to the second quarter of fiscal 2024.
Other store operating expenses, excluding depreciation

	Twelve Weeks Ended
(dollar amounts in thousands)	October 13, 2024	October 15, 2023	Percentage Change
Other store operating expenses, excluding depreciation	$5,283	$5,134	2.9%
As a percentage of total revenue	19.9%	20.9%
The increase in other store operating expenses, excluding depreciation for the second quarter of fiscal 2025 compared to the second quarter of fiscal 2024 was primarily due to four new locations open in the second quarter of fiscal 2025 for the full period compared to the second quarter of fiscal 2024.
As a percentage of revenue, the decrease in other store operating expenses, excluding depreciation, for the second quarter of fiscal 2025 compared to the second quarter of fiscal 2024 was primarily due to decreases in repairs and maintenance activities, credit card fees and technology, offset by an increase in insurance costs and janitorial costs in the second quarter of fiscal 2025 compared to the second quarter of fiscal 2024.

General and administrative expenses

	Twelve Weeks Ended
(dollar amounts in thousands)	October 13, 2024	October 15, 2023	Percentage Change
General and administrative expenses	$5,080	$3,774	34.6%
As a percentage of total revenue	19.2%	15.3%
The increase in general and administrative expenses, including as a percentage of total revenue, for the second quarter of fiscal 2025 compared to the second quarter of fiscal 2024 was primarily due to increases in public company readiness initiatives, including additional headcount, consulting fees and increased marketing, as well as an increase in stock-based compensation expense.
Depreciation expense

	Twelve Weeks Ended
(dollar amounts in thousands)	October 13, 2024	October 15, 2023	Percentage Change
Depreciation expense	$2,547	$1,697	50.1%
As a percentage of total revenue	9.6%	6.9%
The increase in depreciation expense for the second quarter of fiscal 2025 compared to the second quarter of fiscal 2024 was primarily due to assets being put into service for three new store locations that were open during the second quarter of fiscal 2025 that were not open during the second quarter of fiscal 2024 and one new store location that was only open for part of the second quarter of fiscal 2024.
Pre-opening expenses

	Twelve Weeks Ended
(dollar amounts in thousands)	October 13, 2024	October 15, 2023	Percentage Change
Pre-opening expenses	$1,568	$3,026	(48.2)%
As a percentage of total revenue	5.9%	12.3%
The decrease in pre-opening expenses, including as a percentage of total revenue, for the second quarter of fiscal 2025 compared to the second quarter of fiscal 2024 was primarily due to less training, hiring and marketing associated with the three new locations being under construction in the second quarter of fiscal 2024 compared to two new openings under construction during the second quarter of fiscal 2025.
Interest expense, net

	Twelve Weeks Ended
(dollar amounts in thousands)	October 13, 2024	October 15, 2023	Percentage Change
Interest expense, net	$4,898	$1,908	156.7%
As a percentage of total revenue	18.5%	7.7%
The increase in interest expense for the second quarter of fiscal 2025 compared to the second quarter of fiscal 2024 was primarily due to an increase in long-term notes payable (see Liquidity and Capital Resources and Note 5).
Gain on change in fair value of warrant liabilities and other

	Twelve Weeks Ended
(dollar amounts in thousands)	October 13, 2024	October 15, 2023	Percentage Change
Gain on change in fair value of warrant liabilities and other	$3,573	$1,759	103.1%
As a percentage of total revenue	13.5%	7.1%

The increase in gain on change in fair value of warrant liabilities and other is primarily due to the transfer of the Public Warrants and Private Warrants in connection with the consummation of the Business Combination on December 29, 2023, the reclassification from equity to liability for the Oaktree Tranche 2 Warrants (see Note 10) and the decrease in our stock price and its impact on the fair value of our outstanding Public Warrants and Private Warrants and Oaktree Tranche 2 Warrants as of the second quarter of fiscal 2025. The increase is offset by a loss on the change in fair value of warrant liabilities and other related to the Oaktree Tranche 2 Written Option.
Other expense

	Twelve Weeks Ended
(dollar amounts in thousands)	October 13, 2024	October 15, 2023	Percentage Change
Other expense	$48	$—	100%
The increase in other expense for the second quarter of fiscal 2025 compared to the second quarter of fiscal 2024 was due to the expense related to settlement of an insurance claim and a legal claim.
Loss before income taxes

	Twelve Weeks Ended
(dollar amounts in thousands)	October 13, 2024	October 15, 2023	Percentage Change
Loss before income taxes	$(9,247)	$(7,355)	25.7%
The increase in loss before income taxes for the second quarter of fiscal 2025 compared to the second quarter of fiscal 2024 was primarily due to the factors described above.
Net loss

	Twelve Weeks Ended
(dollar amounts in thousands)	October 13, 2024	October 15, 2023	Percentage Change
Net loss	$(9,310)	$(7,283)	27.8%
The increase in net loss for the second quarter of fiscal 2025 compared to the second quarter of fiscal 2024 was primarily due to the factors described above.

Comparison of twenty-four weeks ended October 13, 2024 and twenty-four weeks ended October 15, 2023
The following table summarizes our results of operations:

	Twenty-Four Weeks Ended		Dollar Change	Percentage Change
(dollar amounts in thousands)	October 13, 2024	October 15, 2023
Food and beverage revenues	$44,927	$39,952	$4,975	12.5%
Recreation revenues	12,150	10,412	1,738	16.7%
Total revenue	57,077	50,364	6,713	13.3%
Cost of food and beverage	10,173	8,715	1,458	16.7%
Store labor and benefits	21,966	18,634	3,332	17.9%
Store occupancy costs, excluding depreciation	11,487	5,590	5,897	105.5%
Other store operating expenses, excluding depreciation	10,714	9,556	1,158	12.1%
General and administrative expenses	10,584	7,302	3,282	44.9%
Depreciation expense	5,065	3,341	1,724	51.6%
Pre-opening expenses	2,574	5,304	(2,730)	(51.5)%
Operating loss	(15,486)	(8,078)	(7,408)	91.7%
Interest expense, net	(9,892)	(3,601)	(6,291)	174.7%
Gain on change in fair value of warrant liabilities and other	6,248	1,350	4,898	362.8%
Other expense	(48)	—	(48)	100.0%
Loss before income taxes	(19,178)	(10,329)	(8,849)	85.7%
Income tax expense (benefit)	138	—	138	100.0%
Net loss	$(19,316)	$(10,329)	$(8,987)	87.0%
Revenue
The increase in revenue for the twenty-four weeks ended October 13, 2024 compared to the twenty-four weeks ended October 15, 2023 was primarily due to having four new stores open in the second quarter of fiscal 2025 that were open for the full period compared to the second quarter of fiscal 2024, partially offset by modest decreases in volume at locations open greater than 24 months (“Mature Venues”).
Cost of food and beverage

	Twenty-Four Weeks Ended
(dollar amounts in thousands)	October 13, 2024	October 15, 2023	Percentage Change
Cost of food and beverage	$10,173	$8,715	16.7%
As a percentage of total revenue	17.8%	17.3%
The increase in food and beverage costs for the twenty-four weeks ended October 13, 2024 compared to the twenty-four weeks ended October 15, 2023 was due to an increase in food and beverage sales and more costs associated with the less efficient ramp up of our four new locations.
As a percentage of revenue, the increase in food and beverage costs for the twenty-four weeks ended October 13, 2024 compared to the twenty-four weeks ended October 15, 2023 was primarily due to inefficiencies resulting from an increase in relatively higher cost open play sales (vs. private event sales) from the four new locations open for the entire twenty-four weeks ended October 13, 2024 compared to the twenty-four weeks ended October 15, 2023.

Store labor and benefits

	Twenty-Four Weeks Ended
(dollar amounts in thousands)	October 13, 2024	October 15, 2023	Percentage Change
Store labor and benefits	$21,966	$18,634	17.9%
As a percentage of total revenue	38.5%	37.0%
The increase in store labor and benefits expenses for the twenty-four weeks ended October 13, 2024 compared to the twenty-four weeks ended October 15, 2023 was primarily due to the addition of four new stores that were open for the full period that contributed to higher store labor and benefits costs. Excluding the addition of four new stores, store labor and benefits costs were down 20 basis points.
Store occupancy costs, excluding depreciation

	Twenty-Four Weeks Ended
(dollar amounts in thousands)	October 13, 2024	October 15, 2023	Percentage Change
Store occupancy costs, excluding depreciation	$11,487	$5,590	105.5%
As a percentage of total revenue	20.1%	11.1%
The increase in store occupancy costs, excluding depreciation, including as a percentage of revenue, for the twenty-four weeks ended October 13, 2024 compared to the twenty-four weeks ended October 15, 2023 was primarily due to the impact of the amendment of our lease agreement entered in June 2023 for our Georgetown location, resulting in a reduction of occupancy cost in the first fiscal quarter of 2024 of $3,281, offset in part by four new locations open for the entire twenty-four weeks ended October 13, 2024 compared to the twenty-four weeks ended October 15, 2023.
Other store operating expenses, excluding depreciation

	Twenty-Four Weeks Ended
(dollar amounts in thousands)	October 13, 2024	October 15, 2023	Percentage Change
Other store operating expenses, excluding depreciation	$10,714	$9,556	12.1%
As a percentage of total revenue	18.8%	19.0%
The increase in other store operating expenses, excluding depreciation for the twenty-four weeks ended October 13, 2024 compared to the twenty-four weeks ended October 15, 2023 was primarily due to four new locations open for the entire twenty-four weeks ended October 13, 2024 compared to the twenty-four weeks ended October 15, 2023.
As a percentage of revenue, the decrease in other store operating expenses, excluding depreciation, for the twenty-four weeks ended October 13, 2024 compared to the twenty-four weeks ended October 15, 2023 was primarily due to a decrease in credit card fees in the twenty-four weeks ended October 13, 2024 compared to the twenty-four weeks ended October 15, 2023.
General and administrative expenses

	Twenty-Four Weeks Ended
(dollar amounts in thousands)	October 13, 2024	October 15, 2023	Percentage Change
General and administrative expenses	$10,584	$7,302	44.9%
As a percentage of total revenue	18.5%	14.5%
The increase in general and administrative expenses, including as a percentage of total revenue, for the twenty-four weeks ended October 13, 2024 compared to the twenty-four weeks ended October 15, 2023 was primarily due to increases in public company readiness initiatives, including additional headcount, consulting fees and increased marketing, as well as an increase in stock-based compensation expense.

Depreciation expense

	Twenty-Four Weeks Ended
(dollar amounts in thousands)	October 13, 2024	October 15, 2023	Percentage Change
Depreciation expense	$5,065	$3,341	51.6%
As a percentage of total revenue	8.9%	6.6%
The increase in depreciation expense for the twenty-four weeks ended October 13, 2024 compared to the twenty-four weeks ended October 15, 2023 was primarily due to assets being put into service for four new store locations that were open for the entire twenty-four weeks ended October 13, 2024 compared to the twenty-four weeks ended October 15, 2023.
Pre-opening expenses

	Twenty-Four Weeks Ended
(dollar amounts in thousands)	October 13, 2024	October 15, 2023	Percentage Change
Pre-opening expenses	$2,574	$5,304	(51.5)%
As a percentage of total revenue	4.5%	10.5%
The decrease in pre-opening expenses, including as a percentage of total revenue, for the twenty-four weeks ended October 13, 2024 compared to the twenty-four weeks ended October 15, 2023 was primarily due to less training, hiring, marketing, and non-cash rent expense for leases that have commenced prior to opening, associated with the three new locations being under construction in the twenty-four weeks ended October 15, 2023 compared to two new openings under construction in the twenty-four weeks ended October 13, 2024.
Interest expense, net

	Twenty-Four Weeks Ended
(dollar amounts in thousands)	October 13, 2024	October 15, 2023	Percentage Change
Interest expense, net	$9,892	$3,601	174.7%
As a percentage of total revenue	17.3%	7.1%
The increase in interest expense for the twenty-four weeks ended October 13, 2024 compared to the twenty-four weeks ended October 15, 2023 was primarily due to an increase in long-term notes payable (see Liquidity and Capital Resources and Note 5).
Gain on change in fair value of warrant liabilities and other

	Twenty-Four Weeks Ended
(dollar amounts in thousands)	October 13, 2024	October 15, 2023	Percentage Change
Gain on change in fair value of warrant liabilities and other	$6,248	$1,350	362.8%
As a percentage of total revenue	10.9%	2.7%
The increase in gain on change in fair value of warrant liabilities and other is primarily due to the transfer of the Public Warrants and Private Warrants in connection with the consummation of the Business Combination on December 29, 2023, the reclassification from equity to liability for the Oaktree Tranche 2 Warrants (see Note 10) and the decrease in our stock price and its impact on the fair value of our outstanding Public Warrants and Private Warrants and Oaktree Tranche 2 Warrants as of the second quarter of fiscal 2025. The increase is offset by a loss on the change in fair value of warrant liabilities and other related to the Oaktree Tranche 2 Written Option.

Other expense

	Twenty-Four Weeks Ended
(dollar amounts in thousands)	October 13, 2024	October 15, 2023	Percentage Change
Other expense	$48	$—	100.0%
As a percentage of total revenue	0.1%	—%
The increase in other expense for the second quarter of fiscal 2025 compared to the second quarter of fiscal 2024 was due to the expense related to settlement of an insurance claim and a legal claim.
Loss before income taxes

	Twenty-Four Weeks Ended
(dollar amounts in thousands)	October 13, 2024	October 15, 2023	Percentage Change
Loss before income taxes	$(19,178)	$(10,329)	85.7%
The increase in loss before income taxes for the twenty-four weeks ended October 13, 2024 compared to the twenty-four weeks ended October 15, 2023 was primarily due to the factors described above.
Net loss

	Twenty-Four Weeks Ended
(dollar amounts in thousands)	October 13, 2024	October 15, 2023	Percentage Change
Net loss	$(19,316)	$(10,329)	87.0%
The increase in net loss for the twenty-four weeks ended October 13, 2024 compared to the twenty-four weeks ended October 15, 2023 was primarily due to the factors described above.

Liquidity and Capital Resources
To date, we have funded our operations through proceeds received from previous common stock and preferred stock issuances, through borrowings under various lending commitments and through cash flow from operations. As of October 13, 2024 and April 28, 2024, we had $3.2 million and $13.2 million in cash and cash equivalents, respectively. Since the end of fiscal 2024, we have utilized cash of approximately $15.7 million and accordingly, as of November 25, 2024, we had approximately $2.5 million in cash and cash equivalents. In fiscal 2023, we borrowed $22.5 million under a term loan facility (the “Silverview Facility”) with Silverview Credit Partners LP (“Silverview”) and had access to second tranche in the amount of $12.5 million through the Silverview Facility. In fiscal 2023, we borrowed $11.5 million under an equipment loan facility (the “Granite Creek Facility”) with Granite Creek Capital Partners LLC (“Granite Creek”). In fiscal 2024, we borrowed an additional $12.5 million under the Silverview Facility and an additional $5.0 million under the Granite Creek Facility. On December 29, 2023, we entered into a term loan agreement with Oaktree Fund Administration, LLC (“Oaktree”), as agent, under which we borrowed an additional $50.0 million (see Note 5). On September 3, 2024, we borrowed an additional $3.0 million and $2.0 million under the Oaktree Tranche 2 Loan and the Silverview Tranche 3 Loan, respectively. If we are unable to generate positive operating cash flows, additional debt and equity financings may be necessary to sustain future operations, and there can be no assurance that such financing will be available to us on commercially reasonable terms, or at all.
Historically, our primary liquidity and capital requirements have been for new location development, initiatives to improve the customer experience in our locations, working capital and general corporate needs. Landlords have provided substantial tenant improvement allowances for construction, customers generally pay using cash or credit and debit cards and, as a result, our operations do not generate significant receivables. We have benefited from tenant improvement allowances. Additionally, our operations do not require significant inventories due, in part, to our use of numerous fresh ingredients, and we are able to sell most of our inventory items before payment is due to the supplier of such items. There has been an increase in costs from delays in construction and the time needed to recoup these costs from operations of the new locations. As a result, we have obtained additional capital (see above and note 5).

In the first twenty-four weeks of fiscal 2024, we completed the closing of $19.8 million of Series I Convertible Preferred Stock, representing the sale of an aggregate of 850,648 shares of our Series I Redeemable Convertible Preferred Stock at a purchase price of $25.00 per share. In connection with Reverse Recapitalization, the shares of Series I Redeemable Convertible Preferred Stock were automatically cancelled and extinguished and converted into the right to receive shares of Pinstripes Class A Common Stock.
Another potential source of cash is proceeds from any exercises of Public Warrants or Private Warrants for cash (which have an aggregate exercise price of $275,827,500). However, the exercise price of each of the Public Warrants and Private Warrants is $11.50 per share, which exceeds the closing price of the Pinstripes Class A Common Stock on November 22, 2024, which was $0.85 per share, and we believe that, for so long as the Public Warrants and Private Warrants are “out of the money,” the holders thereof are not likely to exercise the Public Warrants or the Private Warrants. Any cash proceeds associated with the exercise of the Public Warrants and the Private Warrants are dependent on our stock price. Accordingly, we have not included the net proceeds from any exercise of the Public Warrants or Private Warrants in our assessment of our liquidity and our ability to fund operations on a prospective basis.
The Company believes that its current earnings projections, which include full year results for the stores that opened during the fiscal year ended April 28, 2024 and new store openings, raise substantial doubt on the Company’s ability to continue as a going concern and the Company’s ability to meet its current obligations, including for capital expenditures, lease obligations and continued operations as they become due within one year from the financial statement issuance date. To alleviate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern, management is exploring additional financing and a capital raise by the end of the fiscal third quarter. Due to the uncertainties associated with these plans, management concluded that substantial doubt exists with respect to the Company's ability to continue as a going concern within one year from the financial statement issuance date. See Note 5.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Twenty-Four Weeks Ended
(dollar amounts in thousands)	October 13, 2024	October 15, 2023
Net cash (used in) operating activities	$(10,140)	$(15,924)
Net cash (used in) investing activities	(2,810)	(9,793)
Net cash provided by financing activities	3,023	25,272
Net change in cash and cash equivalents	$(9,927)	$(445)
Operating Activities
Net cash used in operating activities was $(10.1) million for the twenty-four weeks ended October 13, 2024 compared to $(15.9) million for the twenty-four weeks ended October 15, 2023. The decrease in net cash used in operating activities was due to lower accrued occupancy costs and other long-term assets as well as the gain on modification of operating leases that did not reoccur in the twenty-four weeks ended October 13, 2024. The decrease was off set by a higher operating loss driven by cost of food and beverage, store labor and benefits, store occupancy costs, excluding depreciation, and other store operating expenses, excluding depreciation, plus the four new store locations open for the entire twenty-four weeks ended October 13, 2024 as compared to the twenty-four weeks ended October 15, 2023.
Investing Activities
Net cash used in investing activities was $(2.8) million for the twenty-four weeks ended October 13, 2024 compared to $(9.8) million for the twenty-four weeks ended October 15, 2023. Our purchase of property and equipment of $(2.8) million decreased in the twenty-four weeks ended October 13, 2024 from $(9.8) million in the twenty-four weeks ended October 15, 2023 as there were less purchases that were offset by an increase in accumulated depreciation during the twenty-four weeks ended October 13, 2024 compared to the twenty-four weeks ended October 13, 2024. There was more depreciation during the twenty-four weeks ended October 13, 2024 as all four new locations had a full quarter of depreciation.
Financing Activities
Net cash provided by financing activities was $3.0 million for the twenty-four weeks ended October 13, 2024 compared to net cash provided by financing activities of $25.3 million for the twenty-four weeks ended October 15, 2023.

The primary components of net cash provided by financing activities for the twenty-four weeks ended October 15, 2023 were proceeds from the issuance of the Series I Redeemable Convertible Preferred Stock of $19.9 million. These proceeds were offset by proceeds from long-term notes payable of $7.5 million. The cash provided by financing activities for the twenty-four weeks ended October 13, 2024 consists of $4.8 million of additional debt financing obtained from Oaktree and Silverview, net of debt discount, offset by principal payments of long-term notes payable of $1.9 million.
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
The discount rate used to determine the amount of right-of-use assets and lease liabilities is the interest rate implicit in the lease, when known. If the rate is not implicit in the lease, we use our incremental borrowing rate, which is derived based on available information at the commencement date. We do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions we use to calculate our right-of-use assets and lease liabilities.
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
The Company determined the Oaktree Tranche 1 Warrants meet the equity classification guidance and were measured at fair value upon issuance. Under the Oaktree loan agreement, the Company is contractually obligated to issue a specified number of warrants to Oaktree based on the scenarios described in Note 10. Therefore, the Additional Oaktree Tranche 1 Warrants and Oaktree Tranche 2 Warrants (as defined in Note 10) are considered contingently issuable and the contingency is satisfied when Oaktree exercises its written option on the Oaktree Tranche 2 Loan and the Class A Common Stock meets the contingency requirements described in Note 10. When the contingently issuable warrants’ contingency is satisfied, the respective shares underlying these warrants will be considered indexed to the Class A Common Stock and qualify for equity classification under the derivative scope exception provided by ASC 815 (see Note 10). The contingency was satisfied on the Additional Oaktree Tranche 1 Warrants when the Class A Common Stock met the contingency requirements described in Note 10. Additionally, when $3.0 million was funded under the Oaktree Tranche 2 Written Option, 174,750 warrants were issued and the contingency was satisfied (see Note 10). As such, these awards were reclassified from equity to liability. We believe our assumptions are reasonable based on available information. Changes in assumptions and estimates used in the warrants valuation, or future results that vary from assumptions used in the analysis, could affect the estimated fair value of warrant liabilities and could result in material charges in a future period.
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
These material weaknesses did not result in any identified material misstatements to the financial statements, but based on these material weaknesses, management concluded that at April 28, 2024 and October 13, 2024, our internal control over financial reporting was not effective.
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

Changes in Internal Control over Financial Reporting
Except for the remediation of the material weakness related to stock-based compensation and the efforts to remediate the other material weaknesses described above, there were no changes during the twenty-four weeks ended October 13, 2024 in our internal control over financial reporting that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.
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

Part II - Other Information
Item 1. Legal Proceedings
For discussion of legal proceedings, see Note 12 to our condensed consolidated financial statements under “Part 1, Item 1. Financial Information” and under “Commitments and Contingencies” of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” section contained in the 2024 Annual Report, together with the cautionary statement under the caption “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q. Except as set forth below, there have been no material changes to the risk factors contained in our 2024 Annual Report. These described risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
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
On October 16, 2024, we were notified by the NYSE that we were not in compliance with Section 802.01B and Section 802.01C of the NYSE Listed Company Manual because the Company's average market capitalization was less than $50 million over a consecutive 30 trading-day period and, at the same time, the average closing price of the Company’s common stock was less than $1.00 over a consecutive 30 trading-day period. The notice does not result in the immediate delisting of the Company’s Class A Common Stock from the NYSE.
We plan to submit a plan to the NYSE on or before November 30, 2024, that is intended to cure the market capitalization and stock price deficiencies and to return the Company to compliance with the NYSE continued listing standards. The Company can regain compliance at any time within the six-month period with respect of the minimum average share price deficiency if following receipt of the NYSE notice if on the last trading day of any calendar month during the cure period the Company has a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month.
The NYSE will have 45 days after the receipt of the plan to review and determine whether the Company has made a reasonable demonstration of its ability to regain compliance with the minimum average market capitalization standard within the 18-month cure period. The NYSE will either accept the plan, at which time we would be subject to ongoing monitoring for compliance with the plan, or the NYSE will not accept the plan, and the Company would be subject to suspension and delisting procedures. If the NYSE accepts the plan and the Company satisfies the minimum average market capitalization standard, the Company’s Class A Common Stock will continue to be listed and traded on the NYSE during the 18-month cure period, subject to the Company’s compliance with other continued listing standards, including the minimum average share price standard, and the Company will be subject to quarterly monitoring by the NYSE for compliance with the plan.

Under the NYSE’s rules, if the Company determines that, if necessary, it will cure the market capitalization and stock price deficiencies by taking an action that will require stockholder approval, it must so inform the NYSE in the above referenced notification and the market capitalization and price condition will be deemed cured if the market capitalization and price promptly exceeds $50 million and $1.00 per share, respectively, and the price remains above those levels for at least the following 30 trading days. The Company intends to consider available alternatives, including but not limited to a reverse stock split, that are subject to shareholder approval.
Substantial doubt about our ability to continue as a going concern
There is substantial doubt about the Company's ability to continue as a going concern and the Company’s ability to meet its current obligations, including for capital expenditures, lease obligations and continued operations as they become due within one year from the issuance date of the financial statements contained in this Quarterly Report on Form 10-Q. The principal conditions leading to this conclusion are our current earnings projections, which include full year results for the stores that opened during the fiscal year ended April 28, 2024 and new store openings. In order to alleviate these conditions, management is exploring additional financing and a capital raise by the end of the fiscal third quarter. However, there can be no assurance that the Company will have the ability to raise additional capital when needed. There can be no assurance that these plans will be successfully implemented or that they will mitigate the conditions that raise substantial doubt about the Company's ability to continue as a going concern. The inability to raise sufficient additional capital would have a material adverse effect on our financial condition and likely cause the price of the Company’s common stock to decline.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
(a) Securities Trading Plans of Directors and Executive Officers
During the fiscal quarter ended October 13, 2024, none of our directors or executive officers entered into, modified or terminated, contracts, instructions or written plans for the sale or purchase of our securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1 or that constituted non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K).

Item 6. Exhibits

		Incorporated by Reference
Exhibit	Description	Form	Exhibit	Filing Date
3.2 *	Second Amended and Restated Certificate of Incorporation of Pinstripes Holdings, Inc.	8-K	3.2	January 5, 2024
3.3 *	Amended and Restated Bylaws of Pinstripes Holdings, Inc.	8-K	3.3	January 5, 2024
4.1 *	Amended Form of Oaktree Warrant.	10-Q	4.1	September 4, 2024
4.2 *	Oaktree Warrant Amendment, dated September 3, 2024.	10-Q	4.2	September 4, 2024
4.3 *	Form of Silverview Warrant	10-Q	4.3	September 4, 2024
10.1 *	First Amendment to Loan Agreement, dated September 3, 2024 to Loan Agreement, dated as of December 29, 2023 by and among Pinstripes, Inc., Pinstripes Holdings, Inc., the other guarantors party thereto, Oaktree Fund Administration, LLC, as agent and the lender party thereto.	10-Q	10.1	September 4, 2024
10.2 *	Sixth Amendment to Loan Agreement and Second Amendment to Pledge and Security Agreement, dated September 3, 2024 to the Loan Agreement, dated as of March 7, 2023 by and among Pinstripes, Inc., Pinstripes Holdings, Inc., the other guarantors party thereto, Silverview Credit Partners, L.P., as agent and the lenders party thereto.	10-Q	10.2	September 4, 2024
31.1 **	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 **	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 ***	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 ***	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: November 26, 2024	By:	/s/ Dale Schwartz
		Name:	Dale Schwartz
		Title:	Chairman and Chief Executive Officer

Date: November 26, 2024	By:	/s/ Anthony Querciagrossa
		Name:	Anthony Querciagrossa
		Title:	Chief Financial Officer