Form 10-Q
period 2025-01-05
Pinstripes Holdings, Inc.
filed 2025-02-19
CIK 1852633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 5, 2025
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
Yes ☐   No ☒
At February 17, 2025, there were 41,212,355 shares outstanding of Class A Common Stock with a par value $0.0001 per share and there were no outstanding shares of Series B-1 Common Stock, Series B-2 Common Stock and Series B-3 Common Stock with a par value of $0.001 per share.

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
In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Forward-looking statements are typically identified by words such as “plan,” “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project,” “continue,” “could,” “may,” “might,” “possible,” “potential,” “predict,” “should,” “would” and other similar words and expressions, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. You should not place undue reliance on these forward-looking statements. We cannot assure you that future developments affecting the Company will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Some factors that could cause actual results to differ include, but are not limited to:
•risks related to our substantial indebtedness, including our ability to satisfy the financial and other covenants contained in the agreements governing such indebtedness and risks relating to the existing defaults under such agreements;

•our liquidity position and our ability to raise additional capital to fund future operational requirements or any acquisitions;
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
•risks related to our ability to continue as a going concern and raise additional capital;
•risks related to the capital intensive nature of our business, our ability to attract new customers and retain existing customers and the impact of pandemics and global economic trends, including the resulting labor shortage and inflation, on us;
•our success in retaining or recruiting, or changes required in our officers, key employees or directors in operating as a public company, including our ability to identify and retain a new Chief Financial Officer;
•our ability to maintain the listing of Pinstripes Class A Common Stock (as defined below) on the New York Stock Exchange (the “NYSE”);
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
All subsequent written and oral forward-looking statements concerning matters addressed in this Quarterly Report and attributable to the Company or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Quarterly Report. We do not give any assurance that we will achieve our expectations. Investors and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which only speak as of the date made, are not a guarantee of future performance and are subject to a number of uncertainties, risks, assumptions and other factors, many of which are outside of our control. Except to the extent required by applicable law or regulation, we expressly disclaim any obligation and undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of unanticipated events. Stockholders should be aware that the occurrence of the events described in the section titled “Risk Factors” in the 2024 Annual Report and elsewhere in this Quarterly Report may adversely affect the Company.

Part I - Financial Information

Pinstripes Holdings, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	(Unaudited)
	January 5, 2025	April 28, 2024
Assets
Current Assets
Cash and cash equivalents	$2,385	$13,171
Accounts receivable	1,310	1,137
Inventories	1,007	949
Prepaid expenses and other current assets	3,386	2,101
Total current assets	8,088	17,358
Property and equipment, net	75,361	80,015
Operating lease right-of-use assets	76,443	66,362
Other long-term assets	2,971	3,586
Total assets	$162,863	$167,321
Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Deficit
Current Liabilities
Accounts payable	$24,248	$22,706
Amounts due to customers	8,059	8,633
Current portion of long-term notes payable	3,304	4,818
Accrued occupancy costs	13,102	6,508
Other accrued liabilities	13,487	6,546
Current portion of operating lease liabilities	10,575	15,259
Warrant liabilities	625	5,411
Short-term borrowings	95	—
Total current liabilities	73,495	69,881
Long-term notes payable	84,968	70,677
Long-term accrued occupancy costs	99	277
Operating lease liabilities	98,575	94,256
Other long-term liabilities	1,436	1,386
Total liabilities	258,573	236,477

Commitments and contingencies (Note 12)

Stockholders’ deficit
Common stock (par value: $0.0001; authorized: 430,000,000 shares; issued and outstanding: 41,039,549 shares at January 5, 2025 and 40,087,785 shares at April 28, 2024)	4	4
Additional paid-in capital	57,467	56,623
Accumulated deficit	(153,181)	(125,783)
Total stockholders’ deficit	(95,710)	(69,156)
Total liabilities, redeemable convertible preferred stock, and stockholders’ deficit	$162,863	$167,321

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pinstripes Holdings, Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	January 5, 2025	January 7, 2024	January 5, 2025	January 7, 2024

Food and beverage revenues	$27,455	$24,854	$72,382	$64,806
Recreation revenues	8,061	7,308	20,211	17,720
Total revenue	35,516	32,162	92,593	82,526

Cost of food and beverage	5,507	5,017	15,680	13,732
Store labor and benefits	11,746	10,831	33,712	29,465
Store occupancy costs, excluding depreciation	5,956	4,947	17,443	10,537
Other store operating expenses, excluding depreciation	5,901	5,140	16,615	14,696
General and administrative expenses	4,820	5,274	15,404	12,576
Depreciation expense	2,737	2,076	7,802	5,417
Pre-opening expenses	1,450	1,934	4,024	7,238
Impairment loss	634	—	634	—
Operating loss	(3,235)	(3,057)	(18,721)	(11,135)
Interest expense, net	(5,654)	(2,485)	(15,546)	(6,086)
Gain on change in fair value of warrant liabilities and other	707	17,790	6,955	19,140
Other expense	(35)	—	(83)	—
Income (loss) before income taxes	(8,217)	12,248	(27,395)	1,919
Income tax (benefit)	(138)	—	—	—
Net income (loss)	(8,079)	12,248	(27,395)	1,919
Less: Cumulative unpaid dividends and change in redemption amount of redeemable convertible preferred stock	—	(350)	—	(2,301)
Net income (loss) attributable to common stockholders	$(8,079)	$11,898	$(27,395)	$(382)

Basic earnings (loss) per share	$(0.19)	$0.35	$(0.64)	$(0.03)
Diluted earnings (loss) per share	$(0.19)	$0.33	$(0.64)	$(0.03)
Weighted average shares outstanding, basic	43,578,234	15,784,141	43,129,555	13,324,330
Weighted average shares outstanding, diluted	43,578,234	37,061,006	43,129,555	13,324,330

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pinstripes Holdings, Inc.
Unaudited Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit
(in thousands, except share and per share amounts)

	Thirty-Six Weeks Ended January 5, 2025
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amounts	Shares	Amounts
Balance as of April 28, 2024	—	$—	40,087,785	$4	$56,623	$(125,783)	$(69,156)
Net loss	—	—	—	—	—	(10,006)	(10,006)
Stock-based compensation	—	—	—	—	546	—	546
Transaction costs incurred in connection with the registration statements	—	—	—	—	(101)	—	(101)
Prior period adjustment	—	—	—	—	28	(3)	25
Balance as of July 21, 2024	—	$—	40,087,785	$4	$57,096	$(135,792)	$(78,692)
Net loss	—	—	—	—	—	(9,310)	(9,310)
Stock-based compensation	—	—	—	—	519	—	519
Transaction costs incurred in connection with the registration statements	—	—	—	—	25	—	25
Reclassification of liability-classified warrants	—	—	—	—	(1,864)	—	(1,864)
Issuance of contingently issuable warrants	—	—	—	—	401	—	401
Issuance of warrants	—	—	—	—	67	—	67
Balance as of October 13, 2024	—	$—	40,087,785	$4	$56,244	$(145,102)	$(88,854)
Net loss	—	—	—	—	—	(8,079)	(8,079)
Stock-based compensation	—	—	—	—	1,165	—	1,165
Adjustment related to reverse recapitalization	—	—	—	—	58	—	58
Vesting of restricted stock awards, net of shares withheld for taxes	—	—	446,846	—	—	—	—
Issuance of shares to cover withholding taxes of vested restricted stock awards and related fees	—	—	504,918	—	—	—	—
Balance as of January 5, 2025	—	$—	41,039,549	$4	$57,467	$(153,181)	$(95,710)

	Thirty-Six Weeks Ended January 7, 2024
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares(1)	Amounts	Shares(1)	Amounts
Balance as of April 30, 2023, as previously reported	10,203,945	$53,468	6,178,962	$62	$3,733	$(118,793)	$(114,998)
Retroactive application of reverse recapitalization	8,659,145	—	5,243,514	(61)	61	$—	$—
Balance as of April 30, 2023, after effect of the reverse recapitalization	18,863,090	$53,468	11,422,476	$1	$3,794	$(118,793)	$(114,998)

Pinstripes Holdings, Inc.
Unaudited Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit
(in thousands, except share and per share amounts)

Net loss	—	—	—	—	—	(3,046)	(3,046)
Issuance of Series I Redeemable Convertible Preferred Stock	1,988,620	18,463	—	—	—	—	—
Accretion of cumulative dividends on Series I Redeemable Convertible Preferred Stock	—	134	—	—	(134)	—	(134)
Change in the redemption value of the Redeemable Convertible Preferred Stock	—	1,423	—	—	(1,423)	—	(1,423)
Stock-based compensation	—	—	—	—	141	—	141
Balance as of July 23, 2023	20,851,710	$73,488	11,422,476	$1	$2,378	$(121,839)	$(119,460)
Net loss	—	—	—	—	—	(7,283)	$(7,283)
Issuance of warrants	—	—	—	—	173	—	173
Reclassification of liability-classified warrants	—	—	—	—	(1,834)	—	(1,834)
Issuance of Series I Redeemable Convertible Preferred Stock	138,000	1,380	—	—	—	—	—
Accretion of cumulative dividends on Series I Redeemable Convertible Preferred Stock	—	394	—	—	(394)	—	(394)
Stock-based compensation	—	—	—	—	220	—	220
Balance as of October 15, 2023	20,989,710	75,262	11,422,476	1	543	(129,122)	$(128,578)
Net income	—	—	—	—	—	12,248	12,248
Issuance of warrants	—	—	—	—	23	(23)	—
Reclassification of liability-classified warrants	—	—	—	—	940	—	940
Accretion of cumulative dividends on Series I redeemable convertible preferred stock	—	350	—	—	(350)	—	(350)
Exercise of stock options	—	—	45,322	—	—	—	—
Exercise of warrants	—	—	296,053	—	2,203	—	2,203
Conversion of cumulative unpaid dividends on Series I redeemable convertible preferred stock to common stock in connection with the reverse recapitalization	—	(878)	87,755	—	878	—	878
Conversion of redeemable convertible preferred stock to common stock in connection with the reverse recapitalization	(20,989,710)	(74,734)	20,989,710	2	74,732	—	74,734
Conversion of warrants into common stock in connection with the reverse recapitalization	—	—	655,213	—	—	—	—
Conversion of long-term notes payable and accrued interest to common stock in connection with the reverse recapitalization	—	—	924,304	—	5,000	—	5,000
Forfeiture of accrued interest in connection with the conversion of long-term notes payable	—	—	—	—	890	—	890
Issuance of common stock in the reverse recapitalization pursuant to the BCA	—	—	5,447,203	1	(1)	—	—
Transfer of warrants related to business combination	—	—	—	—	(29,824)	—	(29,824)

Pinstripes Holdings, Inc.
Unaudited Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit
(in thousands, except share and per share amounts)

Transaction costs incurred in connection with the reverse recapitalization	—	—	—	—	(23,362)	—	(23,362)
Issuance of common stock as payment for Legacy Pinstripes transaction costs incurred in connection with the reverse recapitalization	—	—	50,000	—	—		—
Issuance of common stock as settlement for the unpaid accrued interest on the convertible notes	—	—	13,749	—	138	—	138
Issuance of warrants in connection with the reverse recapitalization	—	—	—	—	24,592	—	24,592
Stock-based compensation	—	—	—	—	254	—	254
Balance as of January 7, 2024	—	—	39,931,785	4	56,656	(116,896)	(60,236)
(1) The number of shares of Redeemable Convertible Preferred Stock and Common Stock issued and outstanding prior to the Reverse Recapitalization have been retroactively adjusted by the Exchange Ratios to give effect to the Reverse Recapitalization. See Note 2.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pinstripes Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Thirty-Six Weeks Ended
	January 5, 2025	January 7, 2024
Cash flows from operating activities
Net income (loss)	$(27,395)	$1,919
Adjustments to reconcile net loss to net cash used in operating activities
Gain on modification of operating leases	—	(3,281)
Depreciation expense	7,802	5,417
Non-cash operating lease expense	4,404	4,048
Paid-in-kind interest	8,078	—
Operating lease tenant allowances	339	3,789
Stock-based compensation	2,230	615
Gain on change in fair value of warrant liabilities and other	(6,955)	(19,305)
Warrant expense	28	—
Interest on finance lease obligation	39	—
Amortization of debt issuance costs	1,992	1,425
Franchise tax expense	(150)	—
Impairment loss	634	—
(Increase) decrease in operating assets
Accounts receivable	(172)	(741)
Inventories	(58)	(126)
Prepaid expenses and other current assets	(1,178)	(1,265)
Operating right-of-use asset	(2,825)	—
Other long-term assets	616	(5,808)
(Decrease) increase in operating liabilities
Accounts payable	9,430	6,400
Amounts due to customers	(574)	(10)
Accrued occupancy costs	6,415	(3,954)
Other accrued liabilities	6,837	1,867
Operating lease liabilities	(12,025)	(6,808)
Net cash (used in) operating activities	(2,488)	(15,818)
Cash flows from investing activities
Purchase of property and equipment	(11,074)	(14,771)
Net cash (used in) investing activities	(11,074)	(14,771)
Cash flows from financing activities
Proceeds from warrant exercises	—	1
Proceeds from warrant issuances	67	24,592
Proceeds from issuance of redeemable convertible preferred stock, net	—	19,843
Payment of transaction costs incurred in connection with the registration statements	(25)	(23,437)
Principal payments on finance lease obligation	(128)	—
Principal payments on long-term notes payable	(2,132)	(466)
Debt issuance costs	76	(773)
Proceeds from long-term notes payable, net	4,823	40,440
Proceeds from short-term borrowings	95	—
Net cash provided by financing activities	2,776	61,790
Net change in cash and cash equivalents	(10,786)	31,201
Cash and cash equivalents, beginning of period	13,171	8,436
Cash and cash equivalents, end of period	$2,385	$39,637

Supplemental disclosures of cash flow information
Cash paid for interest	$5,106	$5,241
Cash paid for income taxes	$61	$—
Supplemental disclosures of non-cash operating, investing and financing activities

Pinstripes Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

Conversion of long-term notes payable and accrued interest to common stock	$—	$5,137
Forfeiture of accrued interest in connection with the conversion of long-term notes payable	$—	$890
Reclassification of warrant liability in connection with the reverse recapitalization	$—	$940
Conversion of preferred stock to common stock in connection with the reverse recapitalization	$—	$75,501
Transaction costs incurred in connection with the registration statements but not yet paid	$50	$388
Transfer of warrants related to business combination	$—	$29,824
Conversion of Legacy Pinstripes common stock in connection with the reverse recapitalization	$—	$180
Operating lease rent abatement	$—	$3,214
Right-of-use assets obtained in exchange for lease liabilities	$11,660	$5,963
Non-cash finance obligation	$911	$1,270
Issuance of contingently issuable warrants	$401	$—
Reclassification of liability-classified warrants	$1,864	$—
Non-cash capital expenditures included in accounts payable	$7,864	$2,198
Change in the redemption amount of the redeemable convertible preferred stock	$—	$1,423
Accretion of cumulative dividends on Series I redeemable convertible preferred stock	$—	$878
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pinstripes Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)
Twelve and Thirty-Six Weeks Ended January 5, 2025 and January 7, 2024

Note 1 – Nature of Business and Basis of Presentation
Pinstripes Holdings, Inc. (“Pinstripes”, “New Pinstripes”, the “Company”, “we”, “us”, or “our”) was formed for the purpose of operating and expanding a unique entertainment and dining concept. As of January 5, 2025, the Company has 18 locations in ten states and Washington D.C. and generates revenue primarily from the sale of food, beverages, bowling, bocce and hosting private events. The Company operates its business as one operating and one reportable segment.
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
Twelve and Thirty-Six Weeks Ended January 5, 2025 and January 7, 2024
Use of Estimates
The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Cash and cash equivalents
Management considers transaction settlements in process from credit card companies and all highly-liquid investments with original maturities of three months or less to be cash equivalents. Amounts due from credit card transactions with settlement terms of less than five days are included in cash and cash equivalents. Credit and debit card receivables included within cash were $858 and $1,624 as of January 5, 2025 and April 28, 2024, respectively.
Revenue
Food and beverage revenues and recreation revenues are recognized when payment is tendered at the point of sale as the performance obligation has been satisfied. Food and beverage revenues include the sale of food and beverage products. Recreation revenues include bowling and bocce sales. Revenues are recognized net of discounts and taxes. Event deposits received from guests are deferred and recognized as revenue when the event is held. Event deposits received from customers in advance are included in amounts due to customers in the condensed consolidated balance sheets in the amounts of $5,443 as of January 5, 2025 and $6,640 as of April 28, 2024.
The Company sells gift cards, which do not have expiration dates, and does not deduct non-usage fees from outstanding gift card balances. Gift card sales are initially recorded by the Company as a liability and subsequently recognized as revenue upon redemption by the customer. For unredeemed gift cards that the Company expects to be entitled to breakage and for which there is no legal obligation to remit the unredeemed gift card balances to the relevant jurisdictions, the Company recognizes expected breakage as revenue in proportion to the pattern of redemption by the customers. The determination of the gift card breakage is based on the Company’s specific historical redemption patterns. The contract liability related to our gift cards is included in amounts due to customers in the condensed consolidated balance sheets in the amounts of $2,616 as of January 5, 2025 and $1,993 as of April 28, 2024. The components of gift card revenue were as follows:

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	January 5, 2025	January 7, 2024	January 5, 2025	January 7, 2024
Redemptions, net of discounts	$978	$472	$2,013	$1,355
Breakage	$278	$339	$518	$584
Gift card revenue, net	$1,256	$811	$2,531	$1,939
Revenues are reported net of sales tax collected from customers. Sales tax collected is included in other accrued liabilities on the condensed consolidated balance sheets until the taxes are remitted to the appropriate taxing authorities.
Pre-opening costs
Pre-opening costs, which are expensed as incurred, consist of expenses prior to opening a new store location and are made up primarily of manager salaries, relocation costs, recruiting expenses, payroll and training costs, marketing and travel costs. These costs also include occupancy costs recorded during the period between the date of possession and the date we begin operations at a location. Pre-opening costs were $1,450 and $4,024 for the twelve and thirty-six weeks ended January 5, 2025, respectively, compared to $1,934 and $7,238 for the twelve and thirty-six weeks ended January 7, 2024, respectively. The decrease was due to fewer locations under construction during the period.

Pinstripes Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)
Twelve and Thirty-Six Weeks Ended January 5, 2025 and January 7, 2024
Common and preferred stock
In connection with the Reverse Recapitalization (see Note 2), the following classes of common (collectively, the Class A Common Stock, Series B-1 Common Stock, Series B-2 Common Stock and Series B-3 Common Stock, are referred to as “Common Stock”) and preferred stock were authorized:
•400,000,000 shares of Class A Common Stock at a par value of $0.0001 per share, of which 41,039,549 shares were issued and outstanding as of January 5, 2025
•10,000,000 shares of Series B-1 Common Stock at a par value of $0.0001 per share, of which no shares were issued and outstanding as of January 5, 2025
•10,000,000 shares of Series B-2 Common Stock at a par value of $0.0001 per share, of which no shares were issued and outstanding as of January 5, 2025
•10,000,000 shares of Series B-3 Common Stock at a par value of $0.0001 per share, of which no shares were issued and outstanding as of January 5, 2025
•10,000,000 shares of preferred stock at a par value of $0.0001 per share, of which no shares were issued and outstanding as of January 5, 2025
Recently adopted and issued accounting standards
In November 2023, the FASB issued Update 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." This Update applies to all public entities that are required to report segment information in accordance with Topic 280. The amendments in this Update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this Update do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The standard should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this new standard.
In December 2023, the FASB issued Update 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." This Update applies to all entities that are subject to Topic 740. The amendments in this Update improve income tax disclosures primarily related to the rate reconciliation and income taxes paid information as well as the effectiveness of certain other income tax disclosures. The new standard is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The standard should be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the impact of adopting this new standard.
In November 2024, the FASB issued Update 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses.” The amendments in this Update require public business entities disclose in the notes to the financial statements specified information about certain costs and expenses. The amendments in this Update do not change or remove current expense disclosure requirements. The new standard is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adopting this new standard.
In November 2024, the FASB issued Update 2024-04, Debt-Debt with Conversions and Other Option. This Update is intended to clarify requirements for determining whether certain settlements of convertible debt instruments, including convertible debt instruments with cash conversion features or convertible debt instruments that are not currently convertible, should be accounted for as an induced conversion. This Update is effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the potential impact of adopting this new standard.
Management reviewed the accounting pronouncements that became effective for the third quarter of fiscal year 2025 and determined that either they were not applicable, or they did not have a material impact on the condensed consolidated

Pinstripes Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)
Twelve and Thirty-Six Weeks Ended January 5, 2025 and January 7, 2024
financial statements. Management also reviewed the recently issued accounting pronouncements to be adopted in future periods and determined that they are not expected to have a material impact on the condensed consolidated financial statements.
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
Twelve and Thirty-Six Weeks Ended January 5, 2025 and January 7, 2024
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
Pursuant to the BCA, an aggregate of (i) 1,485,000 of the issued and outstanding shares of Banyan Class A Common Stock and 345,000 of the issued and outstanding shares of Banyan Class B Common Stock held by the Banyan stockholders were re-issued as 1,830,000 shares of New Pinstripes Class B Common Stock, subject to vesting based upon satisfaction of stock trading price conditions (“Sponsor Earnout Shares”), (ii) 5,000,000 shares of New Pinstripes Class B Common Stock were issued to Legacy Pinstripes stockholders, subject to vesting based upon satisfaction of stock trading price conditions (“Target Earnout Shares”), and (iii) 4,000,000 shares of New Pinstripes Class B Common Stock were issued to Legacy Pinstripes stockholders, subject to vesting based upon financial performance in calendar 2024 (“EBITDA Earnout Shares” and together with the Sponsor Earnout Shares and the Target Earnout Shares, the “Earnout Shares”). The Earnout Shares, which will convert into New Pinstripes Class A Common Stock if the conditions described herein are met, are subject to forfeiture if the respective achievement of the specified targets are not met, are classified in stockholders’ equity as the Earnout Shares were determined to be indexed to New Pinstripes Class A Common Stock and meet the requirements for equity classification. As the specific targets required for the vesting of the EBITDA Earnout Shares will not have been met, on the day immediately following the date of issuance of these financial statements, all EBITDA Earnout Shares will, automatically, without any further action on the part of any holder thereof, the Company or any other person, be forfeited, cancelled and transferred to the Company, without consideration.
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
Transaction Costs
During the twelve and thirty-six weeks ended January 5, 2025, the Company incurred $0 and $76, respectively, for transaction costs incurred in connection with the S-1 registration statement. During the twelve and thirty-six weeks ended January 7, 2024, the Company incurred $20,191 and $24,317, respectively, for transaction costs incurred in connection with the Reverse Recapitalization. The transaction costs primarily represent fees incurred for financial advisory, legal and other professional services. Of the total transaction costs incurred during the thirty-six weeks ended January 5, 2025, $25 have been paid and reflected as a cash outflow from financing activities. Of the total transaction costs incurred during the

Pinstripes Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)
Twelve and Thirty-Six Weeks Ended January 5, 2025 and January 7, 2024
thirty-six weeks ended January 7, 2024, $23,437 have been paid and reflected as a cash outflow from financing activities for the thirty-six weeks ended January 7, 2024.
During the fiscal year ended April 28, 2024, the Company incurred $24,317 for transaction costs incurred in connection with the Reverse Recapitalization, inclusive of Banyan incurred transaction costs, and $635 for transaction costs incurred with the S-1 and S-8 registration statements. Transaction costs are reported as a reduction of additional paid-in capital on the condensed consolidated balance sheets as of January 5, 2025 and April 28, 2024, excluding $940 reported as prepaid and other current assets related to director and officer insurance for the Company and Banyan as well as $53 of taxes payable related to the consummation of the Business Combination.
Retroactive Application of Reverse Recapitalization
The Business Combination is accounted for as a reverse recapitalization of equity. Accordingly, the prior period share and per share amounts presented in the condensed consolidated financial statements and related notes have been retroactively adjusted to give effect to the Reverse Recapitalization.
Retroactive Application of Reverse Recapitalization to the Unaudited Condensed Consolidated Statements of Operations
The weighted average shares during the twelve and thirty-six weeks ended January 7, 2024 have been recalculated to give effect to the retroactive application of the Reverse Recapitalization on the outstanding shares. Accordingly, the basic and diluted weighted-average Legacy Pinstripes Common Stock were retroactively converted to New Pinstripes Common Stock.
Retroactive Application of Reverse Recapitalization to the Unaudited Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit
The unaudited condensed consolidated statements of redeemable convertible preferred stock and stockholders’ deficit for the twelve and thirty-six weeks ended January 7, 2024 have been recast to reflect the number of New Pinstripes Common Stock issued to Legacy Pinstripes stockholders in connection with the Reverse Recapitalization at the New Pinstripes Common Stock par value of $0.0001. The number of Legacy Pinstripes’ Redeemable Convertible Preferred Stock and Legacy Pinstripes’ Common Stock have been recast after giving effect to the Exchange Ratio in connection with the Reverse Recapitalization, and the related impacts to common stock and additional paid-in-capital for the change in par value.
Note 3 – Inventory
Inventories consist of the following:

	January 5, 2025	April 28, 2024
Beverage	$696	$672
Food	311	277
Total	$1,007	$949

Pinstripes Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)
Twelve and Thirty-Six Weeks Ended January 5, 2025 and January 7, 2024
Note 4 – Property and Equipment
Property and equipment, net is summarized as follows:

	January 5, 2025	April 28, 2024
Leasehold improvements	$87,902	$84,747
Furniture, fixtures, and equipment	54,616	50,355
Building and building improvements	7,000	7,000
Finance lease	255	—
Software	99	18
Construction in progress	4,900	9,557
Total cost	154,772	151,677
Less: accumulated depreciation	(79,411)	(71,662)
Property and equipment, net	$75,361	$80,015
During the twelve and thirty-six weeks ended January 5, 2025, the Company capitalized interest expense of $128 and $339, respectively, into construction in progress.
During the twelve and thirty-six weeks ended January 5, 2025, the Company recorded an impairment loss of $634 on construction in progress due to the termination of a lease that had not yet commenced. The impairment loss was recorded at cost as the assets are no longer usable with the termination of the lease.
Construction in progress relates to new locations under construction.
Note 5 – Debt
Long-term notes payable consists of the following:

	January 5, 2025	April 28, 2024
PPP and SBA loans	$500	$500
Term loans	35,582	34,300
Equipment loan	15,888	16,500
Senior notes	64,478	53,430
Finance obligations	5,920	6,124
Other	326	74
Less: unamortized debt issuance costs and discounts	(34,422)	(35,433)
Total	88,272	75,495
Less: current portion of long-term notes payable	(3,304)	(4,818)
Long-term notes payable	$84,968	$70,677
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
As authorized by the provisions of the CARES Act, the Company applied for and received forgiveness of a portion of the PPP loans during the fiscal year ended April 30, 2023. As such, the Company recorded a gain on the extinguishment of debt for $8,458, which includes accrued interest during the fiscal year ended April 30, 2023. As of January 5, 2025 and April 28, 2024, the principal outstanding related to these loans was approximately $500.

Pinstripes Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)
Twelve and Thirty-Six Weeks Ended January 5, 2025 and January 7, 2024
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
As of January 5, 2025, the Company has recorded debt issuance costs and discounts, net of amortization, of $3,380, of which $1,154 was debt issuance costs and $2,226 was debt discount on the condensed consolidated balance sheets.
Subsequent to period end, on January 17, 2025, the Company and Silverview entered into the Seventh Amendment (the “Silverview Seventh Amendment”) to the Silverview Facility (see Note 14).
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
Twelve and Thirty-Six Weeks Ended January 5, 2025 and January 7, 2024
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
On September 30, 2024 and subsequent to period end, on January 7, 2025, the Company made a principal payment of $619, respectively.
As of April 28, 2024, the Company incurred debt issuance costs and discounts, net of amortization, of $3,285, of which $60 was recorded as debt issuance costs and $3,225 was recorded as a debt discount on the consolidated balance sheets.
As of January 5, 2025, the Company has recorded debt issuance costs and discounts, net of amortization, of $2,705, of which $49 was debt issuance costs and $2,656 was debt discount on the condensed consolidated balance sheets.
Subsequent to period end, on January 17, 2025, the Company and Granite Creek entered into Amendment No. 3 (the “Granite Creek Amendment No. 3”) to the Granite Creek Facility (see Note 14).
Senior Notes
On December 29, 2023, in connection with the Reverse Recapitalization (see Note 2), the Company entered into a definitive loan agreement (the “Oaktree Loan Agreement”) with Oaktree Fund Administration, LLC, as agent, (“Oaktree”) under which the Company issued Senior Secured Notes (“Senior Notes”) to Oaktree, which mature in five years on December 29, 2028, and detachable warrants (see Note 10). The principal payment is due at maturity. The loan agreement provides for Senior Notes of up to $90,000 in the aggregate to be funded in two tranches as follows (a) an initial loan of $50,000 (“Oaktree Tranche 1 Loan”), which closed on December 29, 2023 in connection with the closing of the Business Combination, and (b) an additional $40,000 of Senior Notes is to be funded at the sole discretion of Oaktree no earlier than nine months and no later than 12 months after the Business Combination closing date (“Oaktree Tranche 2 Loan”). The Company will use the proceeds from the Oaktree Tranche 1 Loan for general business purposes, including the settlement of Business Combination related transaction costs and to fund expansion efforts. A condition to the funding of the Oaktree Tranche 2 Term Loan is that the Company shall use the proceeds to repay all outstanding amounts under the Silverview Facility. Interest on the Oaktree Tranche 1 Loan accrues on a daily basis calculated based on a 360-day year at a rate per annum equal to (i) 12.5% payable in arrears, at Pinstripes’ option either in cash or in kind (subject to certain procedures and conditions); provided that the interest payable in respect of any period following December 31, 2024, interest under this clause (i) will be required to be paid solely in cash, plus (ii) 7.5% payable quarterly in arrears, at Pinstripes’ option, either in cash or in kind (subject to certain procedures and conditions). On each payment interest date, the Company will increase the principal amount based upon the contractual rate and assume the value of the payment in kind is equal to the amount accrued. The effective interest rate of the original debt will incorporate the paid-in-kind (PIK) interest in the computation of the effective interest rate as an assumed cash flow on each payment date. As of January 5, 2025 and April 28, 2024, the Company recorded $11,478 and $3,430, respectively, of accrued PIK interest in long-term notes payable in the condensed consolidated balance sheets.
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
The Oaktree Tranche 2 Loan presents a written option to Oaktree to issue an additional $40,000 of funding at Oaktree’s sole discretion. The Company determined the written option for the Oaktree Tranche 2 Loan requires recognition as a liability and to be remeasured at fair value at the end of each reporting period. On December 29, 2023, the written option was initially recognized at its issuance date fair value of $1,773. During the fiscal year ended April 28, 2024, the Company recorded a gain for the change in fair value of the written option in the amount of $761, which was presented

Pinstripes Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)
Twelve and Thirty-Six Weeks Ended January 5, 2025 and January 7, 2024
within the change in fair value of warrant liabilities and other in the consolidated financial statements of operations. As of April 28, 2024, the fair value of the written option was $1,012. During the twelve and thirty-six weeks ended January 5, 2025, the Company recorded a gain for the change in fair value of the written option in the amount of $566 and a loss for the change in fair value of the written option in the amount of $154, respectively, which is presented within the change in fair value of warrant liabilities and other on the unaudited condensed consolidated financial statements of operations. As of January 5, 2025, the fair value of the written option was $1,166.
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
As of January 5, 2025, the Company has recorded debt issuance costs and discounts, net of amortization, of $28,337, of which $465 was debt issuance costs and $27,872 was debt discount on the condensed consolidated balance sheets.
Subsequent to period end, on January 17, 2025, the Company and Oaktree entered into the Second Amendment (the “Oaktree Second Amendment”) to the Oaktree Loan Agreement (see Note 14).
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
Finance Obligations
In 2011, the Company entered into a failed sale leaseback at its Northbrook, Illinois location. The Company sold the building, fixtures and certain personal property and assigned the ground lease to a new lessor. The Company received $7,000 from the transaction, which was accounted for as a financing obligation with repayment terms of 15 years. The obligation is repaid in monthly installment payments, which includes principal and interest at an 8.15% annual rate. As of January 5, 2025 and April 28, 2024, the principal outstanding was $3,029 and $3,460, respectively.
During fiscal year 2024 and 2025, the Company entered into agreements to pay for its bowling equipment for five locations through a long-term payment plan. The Company will pay approximately $3,356 for the equipment, which was accounted for as a financing obligation with a repayment term of five years. The obligation is repaid in monthly installment payments, which includes principal and interest at a 10% annual rate. As of January 5, 2025 and April 28, 2024, the principal outstanding was $2,891 and $2,664, respectively.

Pinstripes Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)
Twelve and Thirty-Six Weeks Ended January 5, 2025 and January 7, 2024
Debt Covenants
On December 29, 2023, the Silverview and Granite Creek Facilities were amended in connection with the entry into the Oaktree loan and Oaktree’s entry into intercreditor agreements with each of Silverview and Granite Creek. The Silverview Facility and Granite Creek Facility were amended to align the measurement periods for the financial covenants of all three loan agreements, inclusive of Oaktree, and to provide for the Company’s guarantee of their obligations under each of the Silverview Facility and Granite Creek Facility. The Senior Notes, along with the amended Silverview Facility and Granite Creek Facility, require the Company to maintain a minimum specified total net leverage ratio. The Company’s loan agreements contain events of default with respect to, among other things, default in the payment of principal when due or the payment of interest, fees and other amounts due thereunder after a specific grace period, material misrepresentations and failure to comply with covenants. The Guarantors are subject to negative covenants restricting the activities of the Guarantors, including, without limitation, limitations on: dispositions, mergers or acquisitions, incurring indebtedness or liens, paying dividends or redeeming stock or making other distributions, making certain investments and engaging in certain other business transactions. The first covenant measurement period is ending on January 6, 2025. As of January 5, 2025, the Guarantors did not expect to be in compliance with the debt covenants as of the first measurement date based on their current obligations and liquidity. Subsequent to period end, as of January 6, 2025, the Company was not in compliance with the covenant to maintain a minimum specified total net leverage ratio and entered into a forbearance agreement with its lenders (see Note 14).
Liquidity and Going Concern
Under ASC 205, Presentation of Financial Statements, the Company is required to consider and evaluate whether there is substantial doubt that it has the ability to meet its obligations within one year from the financial statement issuance date. This assessment also includes the Company’s consideration of any management plans to alleviate such doubts. The Company has reported negative working capital as of January 5, 2025 and April 28, 2024, and had losses from operations and cash used in operating activities for the thirty-six weeks ended January 5, 2025 and for the fiscal year ended April 28, 2024. The Company’s ability to continue as a going concern is dependent upon it generating sufficient cash from operations over the next year from the date of the issuance of these financial statements. The Company believes that its current earnings projections, which include full year results for the stores that opened during the fiscal year ended April 28, 2024 and new store openings, raise substantial doubt on the Company’s ability to continue as a going concern and the Company’s ability to meet its current obligations, including for capital expenditures, lease obligations and continued operations as they become due within one year from the financial statement issuance date. To alleviate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern, management is exploring several strategic alternatives set forth in the Oaktree Loan Agreement, as amended by the Oaktree Second Amendment. While the Company has historically been successful in raising outside capital, there can be no assurance the Company will be able to continue to obtain outside capital in the future or do so on terms that are acceptable to the Company. The Company continues to implement meaningful cost reductions, receive committed lessor tenant allowances and renegotiate leases and other agreements with favorable terms. Due to these uncertainties, management concluded that substantial doubt exists with respect to the Company’s ability to continue as a going concern within one year from the financial statement issuance date. The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that the Company will continue to operate as a going concern, which contemplates that the Company will be able to realize assets and settle liabilities and commitments in the normal course of business for the foreseeable future. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.
Fair Value
The fair value of long-term notes payable, including current maturities, as of January 5, 2025 and April 28, 2024 is approximately $84,955 and $71,061, respectively, and estimated using Level 3 inputs.
Note 6 – Income Taxes
The Company’s full pretax loss for the twelve and thirty-six weeks ended January 5, 2025 and January 7, 2024 was from U.S. domestic operations. The Company’s effective tax rate (“ETR”) from continuing operations was 0.7% and 0.0% for the twelve and thirty-six weeks ended January 5, 2025, respectively, and 0.0% for the twelve and thirty-six weeks

Pinstripes Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)
Twelve and Thirty-Six Weeks Ended January 5, 2025 and January 7, 2024
ended January 7, 2024, and consists of state income taxes. There were no significant discrete items recorded for the twelve and thirty-six weeks ended January 5, 2025 and January 7, 2024, respectively.
Note 7 – Leases
The Company leases various assets, including real estate, retail buildings, restaurant equipment and office equipment. The Company has non-cancelable operating leases expiring at various times through 2036.
In June 2023, the Company entered into a lease amendment for one location that resulted in a lease modification in accordance with Accounting Standards Codification 842, Leases (ASC 842), under which the Company received an abatement of $4,673 and deferral of previously unpaid rent of $4,500. The modification of the lease increased the lease liability by $2,678, decreased accrued occupancy costs by $9,173, and decreased the right-of-use asset, which resulted in a gain of $3,281 that is included as a reduction in the Company’s store occupancy costs, excluding depreciation, on the unaudited condensed consolidated statements of operations for the thirty-six weeks ended January 7, 2024.
As of January 5, 2025, the Company has entered into additional operating leases with $49,279 in aggregate future fixed lease payments related to new locations, which have not yet commenced. As of January 5, 2025, the Company did not have control of the underlying properties.
The components of lease expense are as follows:

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	January 5, 2025	January 7, 2024	January 5, 2025	January 7, 2024
Operating lease cost	$4,361	$3,701	$13,610	$7,579
Variable lease cost	1,536	1,524	4,239	4,094
Short term lease cost	228	130	643	431
Total lease cost	$6,125	$5,355	$18,492	$12,104
The operating lease costs, except pre-opening costs of $147 and $736 for the twelve and thirty-six weeks ended January 5, 2025, respectively, and $303 and $1,306 for the twelve and thirty-six weeks ended January 7, 2024, respectively, are included within store occupancy costs on the unaudited condensed consolidated statements of operations.
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
Twelve and Thirty-Six Weeks Ended January 5, 2025 and January 7, 2024
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
Note 9 – Stock-Based Compensation
Legacy Pinstripes’s 2008 Equity Incentive Plan (the “Plan”) provided for the issuance of 2,900,000 shares of Legacy Pinstripes Common Stock in the form of an option award or restricted stock award to eligible employees and directors. On October 19, 2023, the Board of Directors of Legacy Pinstripes approved a new equity incentive plan, the 2023 Stock Option Plan (the “2023 Plan”), which provided for the issuance of 1,500,000 shares of Legacy Pinstripes Common Stock in the form of options awards to eligible employees and directors. On December 29, 2023, in connection with the closing of the Business Combination, the Board of Directors of the Company approved a 2023 Omnibus Equity Incentive Plan (the “2023 Omnibus Plan”), which provides for the issuances of up to 12,900,000 shares of Class A Common Stock in the form of option awards, stock appreciation rights, restricted stock awards (“RSAs”), restricted stock unit awards (“RSUs”) and performance awards to eligible employees and directors. The number of shares of Class A Common Stock available for issuance under the 2023 Omnibus Plan will be subject to an annual increase on the first day of each fiscal year of the Company beginning April 29, 2024, equal to the lesser of (i) 15% of the aggregate number of shares outstanding on the final day of the immediately preceding fiscal year on a fully diluted basis (inclusive of all outstanding awards granted pursuant to the 2023 Omnibus Plan as of such last day and, if applicable, all outstanding purchase rights pursuant to an employee stock purchase plan maintained by the Company as of such last day) and (ii) any such smaller number of shares as is determined by the Board. Option awards vest 20% at the end of each year over 5 years and expire 10 years from the date of grant, or generally within 90 days of employee termination. RSAs vest one third at the end of each year over three years and expire 10 years from the date of grant, or generally within 90 days of employee termination. On December 4, 2024, certain employees received a one-time restricted stock award, with the number of shares issued determined by the closing price of Pinstripes’ common stock on the grant date. The awards vested immediately on the grant date. There were no stock appreciation rights or performance awards outstanding as of January 5, 2025 and April 28, 2024.
Stock Options
We recorded compensation expense related to stock options of $268 and $860 for the twelve and thirty-six weeks ended January 5, 2025, respectively, and $254 and $615 for the twelve and thirty-six weeks ended January 7, 2024, respectively.

Pinstripes Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)
Twelve and Thirty-Six Weeks Ended January 5, 2025 and January 7, 2024
A summary of equity classified option activity for the thirty-six weeks ended January 5, 2025 is as follows:

	Number of Options	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at April 28, 2024	4,691,701	$6.76	6.43	$—
Granted	52,424	2.97
Exercised	—	—		$—
Cancelled or expired	(732,418)	6.62
Outstanding at January 5, 2025	4,011,707	$6.74	5.71	$—
Exercisable at January 5, 2025	2,560,660	$5.16	4.40
The unrecognized expense related to our stock option plan totaled approximately $3,965 as of January 5, 2025 and will be expensed over a weighted average period 1.77 years.
Restricted Stock Awards
We recorded compensation expense related to RSAs of $725 and $854 for the twelve and thirty-six weeks ended January 5, 2025, respectively. We did not grant RSAs prior to fiscal 2025.
A summary of equity classified RSA activity for the thirty-six weeks ended January 5, 2025 is as follows:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested at April 28, 2024	—	—
Granted	4,520,779	0.80
Forfeited	(236,870)	0.91
Vested	(951,764)	0.63
Unvested at January 5, 2025	3,332,145	0.84
The unrecognized expense related to our Restricted Stock Awards totaled approximately $2,560 as of January 5, 2025 and will be expensed over a weighted average period 1.86 years.
Restricted Stock Unit Awards
On January 19, 2024, non-employee directors received a restricted stock unit award, with the number of shares issued to the director determined by dividing $125,000 by the average of the high and low price of Pinstripes’ common stock on the grant date. The awards vest one year from the grant date. We recorded compensation expense related to RSUs of $172 and $516 for the twelve and thirty-six weeks ended January 5, 2025, respectively. We did not grant RSUs prior to the fourth quarter of fiscal 2024. As of January 5, 2025, 172,806 RSUs were outstanding with a weighted average grant date fair value of $4.34 per share. None were vested as of January 5, 2025.
The unrecognized expense related to our RSUs totaled approximately $27 as of January 5, 2025 and will be expensed over a weighted average period 0.04 years.
Note 10 – Warrants
In fiscal year 2024, the Company issued 267,000 warrants to Silverview (the “Silverview Warrants”), recorded at fair value in additional paid-in capital within the condensed consolidated balance sheets of $1,712, net of issuance costs. Upon surrender of these warrants, the holder was entitled to purchase one share of Legacy Pinstripes Common Stock at an exercise price of $0.01. Furthermore, in fiscal year 2024, the Company issued 7,500 warrants to another service provider with an exercise price of $10 per share.

Pinstripes Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)
Twelve and Thirty-Six Weeks Ended January 5, 2025 and January 7, 2024
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
On September 3, 2024, the Company amended the Silverview Facility (see Note 5) and the Company agreed to grant Silverview warrants to purchase 29,292 shares of the Company’s Class A Common Stock (the “Silverview Tranche 3 Warrants”), at an exercise price of $0.01 per share. The Silverview Tranche 3 Warrants are indexed to the Company’s

Pinstripes Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)
Twelve and Thirty-Six Weeks Ended January 5, 2025 and January 7, 2024
common stock and qualified for equity classification under the derivative scope exception provided by ASC 815. The Silverview Tranche 3 Warrants were recorded at fair value in additional paid-in-capital for $67.
In connection with Banyan’s initial public offering, Banyan issued (i) 12,075,000 public warrants (“Public Warrants”) and 11,910,000 private placement warrants (“Private Warrants”). On December 29, 2023, in connection with the Reverse Capitalization, the Company effectively issued an aggregate of 23,985,000 warrants to purchase an equal number of shares of Class A Common Stock, representing the 12,075,000 Public Warrants and 11,910,000 Private Warrants. The Public Warrants and Private Warrants remained unexercised and were issued and outstanding as of January 5, 2025.
The Public Warrants and Private Warrants meet the definition of a derivative instrument, requiring liability classification, and are measured at fair value on a recurring basis with the change in fair value recognized in the Company’s unaudited condensed consolidated statements of operations. The fair value of the Public Warrants is measured by the Company’s publicly traded warrant price. In determining the fair value of the Private Warrants, the Company utilizes the Cox-Rubenstein-Ross binomial lattice model using Level 3 inputs consisting of the fair value of the Public Warrants as of the measurement and implied equity volatility. On the December 29, 2023 issuance date, the Company recorded a warrant liability for the Public Warrants and Private Warrants in the fair value amounts of $4,456 and $25,368, respectively. During the twelve and thirty-six weeks ended January 5, 2025, the Company recognized a gain or (loss) for the change in fair value of the Public Warrants and Private Warrants in the amounts of $23 and $1,955, respectively, and $(61) and $3,143, respectively.
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
Twelve and Thirty-Six Weeks Ended January 5, 2025 and January 7, 2024
•if the closing price of the underlying Common Stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the holders is less than $18.00 per share, the Private Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.
On December 17, 2024, the New York Stock Exchange (the “NYSE”) notified the Company that the NYSE determined to (a) commence proceedings to delist the Company’s Public Warrants which were previously issued in connection with Banyan Acquisition Corp.’s initial public offering (the “Public Warrants”), each warrant exercisable for one share of the Company’s Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), at an exercise price of $11.50 per share, and listed to trade on the NYSE under the symbol “PNST.WS” and (b) immediately suspend trading of the Public Warrants due to “abnormally low” trading price levels pursuant to Section 802.01D of the NYSE Listed Company Manual. On January 6, 2025, the NYSE completed the delisting of the Public Warrants. The Public Warrants are still traded over-the-counter under the symbol “PNSTW.” As the Public Warrants have been delisted from the NYSE, the over-the-counter price was used to fair value the Public Warrants as of January 5, 2025.
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
Twelve and Thirty-Six Weeks Ended January 5, 2025 and January 7, 2024
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
As a result of the amended warrant agreement with Oaktree, the Company determined the contingently issuable warrants required recognition as a liability. The 1,900,000 of contingently issuable warrants were reclassified from additional paid-in capital to a liability at their current fair value of $1,864 on September 3, 2024, and will be measured at fair value on a recurring basis with the change in fair value recognized in the Company’s unaudited condensed consolidated statements of operations. The additional 1,012,500 warrants were liability-classified on September 3, 2024 at their fair value of $859. In connection with the closing of the Oaktree First Amendment, the Company issued 174,750 warrants in exchange for $3,000 in funding under the Oaktree Tranche 2 Loan. As the contingency was satisfied for these warrants, $401 was reclassed from warrant liabilities to additional paid-in-capital on the condensed consolidated balance sheets. During the twelve and thirty-six weeks ended January 5, 2025, the Company recognized a gain for the change in fair value of the contingently issuable Oaktree Tranche 2 Warrants in the amounts of $179 and $2,011, respectively.
As of January 5, 2025, outstanding warrants were as follows:

	Number of Warrants	Weighted-Average Exercise Price
Outstanding at April 28, 2024	28,797,500	$9.58
Granted	1,041,792	0.01
Expired	—	—
Exercised	—	$—
Outstanding as of January 5, 2025	29,839,292	$9.25

Pinstripes Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)
Twelve and Thirty-Six Weeks Ended January 5, 2025 and January 7, 2024
The Company remeasures the liability-classified warrants to fair value at each reporting period. During the thirty-six weeks ended January 5, 2025, the change in the fair value was as follows:

Warrant liabilities as of April 28, 2024	$5,411
Change in fair value	(2,038)
Warrant liabilities as of July 21, 2024	$3,373
Reclassification of liability-classified warrants	1,864
Incremental shares granted to Oaktree	859
Issuance of contingently issuable shares	(401)
Change in fair value	(4,928)
Warrant liabilities as of October 13, 2024	$766
Change in fair value	(141)
Warrant liabilities as of January 5, 2025	$625
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
Subsequent to period end, on January 17, 2025, the Company and Oaktree entered into the Second Amendment (the “Oaktree Second Amendment”) to the Oaktree Loan Agreement that provided additional funding and as a result, the Company issued additional warrants (see Note 14).
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

Pinstripes Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)
Twelve and Thirty-Six Weeks Ended January 5, 2025 and January 7, 2024
The Company did not declare any common stock dividends in the periods presented. The following tables provide the calculation of basic and diluted net earnings (loss) per share of common stock for the twelve and thirty-six weeks ended January 5, 2025 and January 7, 2024:

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	January 5, 2025	January 7, 2024	January 5, 2025	January 7, 2024
Numerator:
Net income (loss)	(8,079)	12,248	(27,395)	1,919
Cumulative unpaid dividends on Series I redeemable convertible preferred stock	—	(350)	—	(878)
Change in redemption amount of redeemable convertible preferred stock	—	—	—	(1,423)
Net income (loss) attributable to common stockholders	(8,079)	11,898	(27,395)	(382)
Earnings allocated to participating securities	—	(6,419)	—	—
Net income (loss) available to common stockholders, basic and diluted	(8,079)	5,479	(27,395)	(382)
Earnings allocated to participating securities	—	6,419	—	—
Impact of assumed conversions	—	361	—	—
Net income (loss) available to common stockholders, diluted	(8,079)	12,259	(27,395)	(382)

Denominator:
Weighted average common shares outstanding, basic	43,578,234	15,784,141	43,129,555	13,324,330
Dilutive awards outstanding	—	21,276,865	—	—
Weighted average common shares outstanding, diluted	43,578,234	37,061,006	43,129,555	13,324,330

Loss per share:
Basic	$(0.19)	$0.35	$(0.64)	$(0.03)
Diluted	$(0.19)	$0.33	(0.64)	$(0.03)
The following table conveys the number of shares that may be dilutive potential common shares in the future. The holders of these shares do not have a contractual obligation to share in the Company’s losses. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted loss per share (in thousands):

	Twelve Weeks Ended	Thirty-Six Weeks Ended
	January 5, 2025	January 5, 2025
Stock options	4,012	4,012
Restricted stock units	173	173
Restricted stock awards	3,332	3,332
Warrants	23,985	23,985
Contingently issuable warrants	2,738	2,738
There were no potential common shares excluded from the computation of diluted earnings per share for the twelve and thirty-six weeks ended January 7, 2024.

Pinstripes Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)
Twelve and Thirty-Six Weeks Ended January 5, 2025 and January 7, 2024
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
On November 6, 2023, Riveron Consulting, LLC (“Riveron”) filed a lawsuit against the Company in the District Court of the 95th Judicial District of Dallas County, Texas for breach of contract and failure to receive compensation for services rendered. The complaint seeks monetary relief for services rendered and attorneys’ fees. As October 13, 2024 and April 28, 2024, the Company accrued a liability of $464, respectively, within accounts payable in the condensed consolidated balance sheets as this amount represents the probable and reasonably estimable cost to resolve this matter. On November 21, 2024, Riveron and the Company entered into a settlement agreement in which the Company agreed to pay Riveron $365.
Note 13 – Related Party Transactions
For the twelve and thirty-six weeks ended January 5, 2025 and January 7, 2024, a company owned by an individual with ownership in common shares of the Company, and who is a relative of an executive officer, performed design services and supplied furniture, fixtures and equipment for existing and new locations under construction of $300 and $976, and $921 and $942, respectively. As of January 5, 2025 and April 28, 2024, $1,619 and $1,918 due to this related party is included in accounts payable within the condensed consolidated balance sheets, respectively.
Note 14 – Subsequent Events
The Company evaluated subsequent events through February 19, 2024, the date of issuance of these financial statements, and determined there were no additional items that required further disclosure or recognition, with the exception of amended debt agreements and additional financing.
On January 17, 2025, the Company and Oaktree entered into the Second Amendment (the “Oaktree Second Amendment”). The Oaktree Second Amendment provides, among things, that: (i) interest on the Senior Notes will accrue on a daily basis calculated based on a 360-day year at a rate per annum equal to 20% (amended from 12.5% cash and 7.5% PIK interest), payable quarterly in arrears, at the Company’s option, either in cash or in kind (subject to certain procedures and conditions), (ii) the Company is required to deliver to the Oaktree Agent a monthly sales report, an unaudited balance sheet and a projected operating budget on a monthly basis and (iii) the Company will be required to achieve certain milestones in respect of various possible strategic alternatives, which are set forth in the Oaktree Loan Agreement, as amended by the Oaktree Second Amendment.
On January 21, 2025, in connection with the closing of the Oaktree Second Amendment, Oaktree funded a Tranche 2 Loan in the amount of $6.0 million. With the additional funding, the Company issued Oaktree Tranche 2 Warrants exercisable for 349,500 shares of the Company’s Class A Common Stock, par value $0.0001 per share. The issuance of such Oaktree Tranche 2 Warrants was not registered under the Securities Act, with such Tranche 2 Warrants being issued in reliance on the exemption from registration requirements thereof provided by Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.
On January 17, 2025, the Company entered into a seventh amendment of the Silverview Facility (the “Silverview Seventh Amendment”). The Silverview Seventh Amendment provides, among things, that: (i) interest on the Term Loans will be reduced for six months starting January 1, 2025 to 12.5% per annum from 15% per annum, (ii) a portion of the interest on the Term Loans may be payable at the Company’s option, either in cash or in kind (subject to certain procedures and conditions), (iii) amortized principal payments have been suspended in calendar year 2025, (iv) financial covenants and prepayment premiums have been eliminated and (v) Silverview will forbear from exercising their rights and remedies pursuant to the Silverview Facility, on terms consistent with the forbearance provided by Oaktree.
On January 17, 2025, the Company entered into a Amendment No. 3 (the “Granite Creek Amendment No. 3”) to the Granite Facility. The Granite Creek Amendment No. 3 provides, among things, that: (i) 3.0% of the interest payable on the

Pinstripes Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)
Twelve and Thirty-Six Weeks Ended January 5, 2025 and January 7, 2024
Equipment Loan will be payable at the Company’s option, either in cash or in kind (subject to certain procedures and conditions), during the period from January 1, 2025 through December 31, 2025 (as opposed to 100% of the interest payable on the Term Loan being payable in cash) and (ii) the principal installment amount schedule has been adjusted pursuant to Section 2(C), providing for decreased quarterly principal payments through December 31, 2025.
In connection with the closing of the Oaktree Second Amendment, Silverview Seventh Amendment and Granite Creek Amendment No. 3, the Company, Oaktree, Silverview and Granite Creek, agreed to forbear from exercising any of their respective rights or remedies under the Oaktree Loan Agreement in respect of an Event of Default as a result of (i) the Company’s failure to maintain a Total Net Leverage Ratio of no greater than 6:00:1:00 for the Measurement Period ending on January 6, 2025, (ii) the Company's failure to observe or perform certain agreements or conditions under the Silverview Facility and (iii) the cross-defaults under the Granite Creek Facility, until the earlier of February 28, 2025 or the occurrence of any event terminating such forbearance.

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
We have a 52- or 53- week fiscal year ending on the last Sunday of April. All references to fiscal 2025 and fiscal 2024 reflect the results of the 52-week fiscal year ended April 27, 2025 and April 28, 2024, respectively. The first, second and third quarters of fiscal 2025 reflect the results of the twelve weeks ended July 21, 2024, October 13, 2024 and January 5, 2025. Our first three fiscal quarters are comprised of twelve weeks each, and the fourth fiscal quarter contains sixteen weeks, except for fiscal years consisting of 53 weeks for which the fourth fiscal quarter will consist of seventeen weeks, and end on the twelfth Sunday of each quarter (sixteenth Sunday of the fourth fiscal quarter, and, when applicable, the seventeenth Sunday of the fourth fiscal quarter).
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
As of January 5, 2025, we have 18 restaurants in ten states and Washington D.C., and approximately 1,800 employees (who we refer to as “PinMembers”). We are highly disciplined in our site selection process and we design and construct large-format locations that are each 26,000 to 38,000 square feet of interior space, plus additional outdoor patio space that includes outdoor dining, bocce courts, fire-pits and decorative fountains. Each location can host over 900 guests at a time, with dining capacity of approximately 300 guests, bar capacity of 75 guests, 11 to 20 bowling lanes, 6 to 12 indoor/outdoor bocce courts and multiple private event spaces that can accommodate groups of 20 to 1,000 guests. Our locations generated average unit volumes (“AUV”), as further defined below, of $8.6 million for the fiscal year ended April 28, 2024, demonstrating the scale of our operating model and ability to tailor our space in bespoke ways. Our revenue growth is expected to be primarily driven by revenues from new location openings and increases in same store sales in the future.
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
In connection with Banyan’s initial public offering, Banyan issued (i) 12,075,000 Public Warrant sand 11,910,000 Private Warrants. On December 29, 2023, in connection with the Business Combination, Pinstripes effectively issued an aggregate of 23,985,000 warrants to purchase an equal number of shares of Class A Common Stock, representing the 12,075,000 Public Warrants and 11,910,000 Private Warrants. The Public Warrants and Private Warrants remained unexercised and were issued and outstanding as of January 5, 2025.
The Business Combination is accounted for as a reverse recapitalization in accordance with GAAP (the “Reverse Recapitalization”). Under this method of accounting, Banyan is treated as the acquired company and Pinstripes is treated as the acquirer for financial reporting purposes. Accordingly, for accounting purposes, the financial statements of Pinstripes Holdings, Inc. represent a continuation of the financial statements of Pinstripes, Inc., with the Business Combination treated as the equivalent of Pinstripes issuing stock for the historical net assets of Banyan, accompanied by a recapitalization. The net assets of Banyan were stated at fair value, which approximated historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination are those of Pinstripes, Inc.
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
Store Labor and Benefits Percentage

	Twelve Weeks Ended
(dollar amounts in thousands)	January 5, 2025	January 7, 2024	Percentage Change
Store labor and benefits	$11,746	$10,831	8.4%
As a percentage of total revenue	33.1%	33.7%

	Thirty-Six Weeks Ended
(dollar amounts in thousands)	January 5, 2025	January 7, 2024	Percentage Change
Store labor and benefits	$33,712	$29,465	14.4%
As a percentage of total revenue	36.4%	35.7%
Store Labor and Benefits Percentage is store labor and benefits costs measured under GAAP divided by total revenue.
Same Store Sales Growth

	Twelve Weeks Ended
	January 5, 2025	January 7, 2024
Same Store Sales Growth	(7.7)%	1.9%
Store Base	13	13

	Thirty-Six Weeks Ended
	January 5, 2025	January 7, 2024
Same Store Sales Growth	(6.5)%	2.5%
Store Base	13	13
Same store sales growth refers to the change in year-over-year sales for the comparable store base. We include stores in the comparable store base that have been in operation for at least 18 full months prior to the accounting period presented.
Since opening new stores will be a significant component of our sales growth, comparable restaurant sales growth is only one measure of how we evaluate our performance.

Number of Store Openings
The number of store openings reflects the number of stores opened during a particular reporting period. Before we open new stores, we incur pre-opening expenses. The number and timing of store openings has had, and is expected to continue to have, an impact on our results of operations. During the twelve and thirty-six weeks ended January 5, 2025, there was one store opening, Walnut Creek, CA in November, 2024.
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
Impairment loss
Impairment loss includes costs associated with the disposal of construction in progress due to the termination of a lease that had not yet commenced.
Interest expense, net
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
Income tax benefit
Our income tax benefit consists primarily of federal and state income taxes and has historically not been material.

Results of Operations
We operate in one operating and reportable segment.
Comparison of twelve weeks ended January 5, 2025 (“third quarter of fiscal 2025”) and twelve weeks ended January 7, 2024 (“third quarter of fiscal 2024”)
The following table summarizes our results of operations:

	Twelve Weeks Ended		Dollar Change	Percentage Change
(dollar amounts in thousands)	January 5, 2025	January 7, 2024
Food and beverage revenues	$27,455	$24,854	$2,601	10.5%
Recreation revenues	8,061	7,308	753	10.3%
Total revenue	35,516	32,162	3,354	10.4%
Cost of food and beverage	5,507	5,017	490	9.8%
Store labor and benefits	11,746	10,831	915	8.4%
Store occupancy costs, excluding depreciation	5,956	4,947	1,009	20.4%
Other store operating expenses, excluding depreciation	5,901	5,140	761	14.8%
General and administrative expenses	4,820	5,274	(454)	(8.6)%
Depreciation expense	2,737	2,076	661	31.8%
Pre-opening expenses	1,450	1,934	(484)	(25.0)%
Impairment loss	634	—	634	NM
Operating loss	(3,235)	(3,057)	(178)	5.8%
Interest expense, net	(5,654)	(2,485)	(3,169)	127.5%
Gain on change in fair value of warrant liabilities and other	707	17,790	(17,083)	(96.0)%
Other expense	(35)	—	(35)	100.0%
Income (loss) before income taxes	(8,217)	12,248	(20,465)	(167.1)%
Income tax (benefit)	(138)	—	(138)	NM
Net income (loss)	$(8,079)	$12,248	$(20,327)	(166.0)%
NM data not meaningful
Revenue
The increase in revenue for the third quarter of fiscal 2025 compared to the third quarter of fiscal 2024 was primarily due to having three new stores open in the third quarter of fiscal 2025 for the full period compared to the third quarter of fiscal 2024 and one store open for a portion of the third quarter of fiscal 2025, partially offset by a modest (7.7)% decrease in volume at locations open greater than 24 months (“Mature Venues”).
Cost of food and beverage

	Twelve Weeks Ended
(dollar amounts in thousands)	January 5, 2025	January 7, 2024	Percentage Change
Cost of food and beverage	$5,507	$5,017	9.8%
As a percentage of total revenue	15.5%	15.6%
The increase in food and beverage costs for the third quarter of fiscal 2025 compared to the third quarter of fiscal 2024 was due to an increase in food and beverage sales.
As a percentage of revenue, the food and beverage costs for the third quarter of fiscal 2025 compared to the third quarter of fiscal 2024 were relatively flat as cost efficiencies in venues open less than 24 months offset less profits from lower sales in our mature venues.

Store labor and benefits

	Twelve Weeks Ended
(dollar amounts in thousands)	January 5, 2025	January 7, 2024	Percentage Change
Store labor and benefits	$11,746	$10,831	8.4%
As a percentage of total revenue	33.1%	33.7%
The increase in store labor and benefits expenses for the third quarter of fiscal 2025 compared to the third quarter of fiscal 2024 was primarily due to the addition of three new stores open for the entire second quarter of fiscal 2025 and one store open for a portion of the third quarter of fiscal 2025 that contributed to higher store labor and benefits costs. Excluding the addition of four new stores, store labor and benefits costs were up 20 basis points.
As a percentage of revenue, the decrease in store labor and benefits expenses was primarily due to reduced headcount in the third quarter of 2025 as compared to the third quarter of fiscal 2024 and increased labor efficiency at locations open less than 24 months
Store occupancy costs, excluding depreciation

	Twelve Weeks Ended
(dollar amounts in thousands)	January 5, 2025	January 7, 2024	Percentage Change
Store occupancy costs, excluding depreciation	$5,956	$4,947	20.4%
As a percentage of total revenue	16.8%	15.4%
The increase in store occupancy costs, excluding depreciation, including as a percentage of revenue, for the third quarter of fiscal 2025 compared to the third quarter of fiscal 2024, was primarily due to three new locations open for the entire third quarter of fiscal 2025 and one store open for a portion of the third quarter of fiscal 2025 compared to the third quarter of fiscal 2024.
Other store operating expenses, excluding depreciation

	Twelve Weeks Ended
(dollar amounts in thousands)	January 5, 2025	January 7, 2024	Percentage Change
Other store operating expenses, excluding depreciation	$5,901	$5,140	14.8%
As a percentage of total revenue	16.6%	16.0%
The increase in other store operating expenses, excluding depreciation for the third quarter of fiscal 2025 compared to the third quarter of fiscal 2024 was primarily due to one store open for a portion of the third quarter of fiscal 2025 and three new locations open in the third quarter of fiscal 2025 for the full period compared to the third quarter of fiscal 2024.
As a percentage of revenue, the increase in other store operating expenses, excluding depreciation, for the third quarter of fiscal 2025 compared to the third quarter of fiscal 2024 was primarily due to janitorial and software as a service costs in the third quarter of fiscal 2025 compared to the third quarter of fiscal 2024.
General and administrative expenses

	Twelve Weeks Ended
(dollar amounts in thousands)	January 5, 2025	January 7, 2024	Percentage Change
General and administrative expenses	$4,820	$5,274	(8.6)%
As a percentage of total revenue	13.6%	16.4%
The decrease in general and administrative expenses, including as a percentage of total revenue, for the third quarter of fiscal 2025 compared to the third quarter of fiscal 2024 was primarily due to cost savings initiatives including decreases in public company readiness initiatives, including consulting fees and marketing, which primarily related to the Reverse Recapitalization in the prior year.

Depreciation expense

	Twelve Weeks Ended
(dollar amounts in thousands)	January 5, 2025	January 7, 2024	Percentage Change
Depreciation expense	$2,737	$2,076	31.8%
As a percentage of total revenue	7.7%	6.5%
The increase in depreciation expense for the third quarter of fiscal 2025 compared to the third quarter of fiscal 2024 was primarily due to assets being put into service for three new store locations that were open during the third quarter of fiscal 2025 that were not open during the third quarter of fiscal 2024.
Pre-opening expenses

	Twelve Weeks Ended
(dollar amounts in thousands)	January 5, 2025	January 7, 2024	Percentage Change
Pre-opening expenses	$1,450	$1,934	(25.0)%
As a percentage of total revenue	4.1%	6.0%
The decrease in pre-opening expenses, including as a percentage of total revenue, for the third quarter of fiscal 2025 compared to the third quarter of fiscal 2024 was primarily due to less training, hiring and marketing associated with one new location under construction during the third quarter of fiscal 2025 compared to the four new locations under construction in the third quarter of fiscal 2024.
Impairment loss

	Twelve Weeks Ended
(dollar amounts in thousands)	January 5, 2025	January 7, 2024	Percentage Change
Impairment loss	$634	$—	NM
As a percentage of total revenue	1.8%	—%
The increase in impairment loss for the third quarter of fiscal 2025 compared to the third quarter of fiscal 2024 was a result of impairment on construction in progress due to the termination of a lease that had not yet commenced
Interest expense, net

	Twelve Weeks Ended
(dollar amounts in thousands)	January 5, 2025	January 7, 2024	Percentage Change
Interest expense, net	$5,654	$2,485	127.5%
As a percentage of total revenue	15.9%	7.7%
The increase in interest expense for the third quarter of fiscal 2025 compared to the third quarter of fiscal 2024 was primarily due to an increase in long-term notes payable (see Liquidity and Capital Resources and Note 5).
Gain on change in fair value of warrant liabilities and other

	Twelve Weeks Ended
(dollar amounts in thousands)	January 5, 2025	January 7, 2024	Percentage Change
Gain on change in fair value of warrant liabilities and other	$707	$17,790	(96.0)%
As a percentage of total revenue	2.0%	55.3%
The decrease in the gain on change in fair value of warrant liabilities and other is primarily due to the transfer of the Public Warrants and Private Warrants in connection with the consummation of the Business Combination on December 29, 2023 and the decrease in our stock price and its impact on the fair value of our outstanding Public Warrants and Private

Warrants as of the third quarter of fiscal 2024 was larger than the decrease of the stock price during the third quarter of fiscal 2025.
Other expense

	Twelve Weeks Ended
(dollar amounts in thousands)	January 5, 2025	January 7, 2024	Percentage Change
Other expense	$35	$—	100%
The increase in other expense for the third quarter of fiscal 2025 compared to the third quarter of fiscal 2024 was due to the expense related to settlement of a legal claim.
Income (loss) before income taxes

	Twelve Weeks Ended
(dollar amounts in thousands)	January 5, 2025	January 7, 2024	Percentage Change
Income (loss) before income taxes	$(8,217)	$12,248	(167.1)%
The change in income (loss) before income taxes for the third quarter of fiscal 2025 compared to the third quarter of fiscal 2024 was primarily due to the factors described above.
Net income (loss)

	Twelve Weeks Ended
(dollar amounts in thousands)	January 5, 2025	January 7, 2024	Percentage Change
Net income (loss)	$(8,079)	$12,248	(166.0)%
The change in net income (loss) for the third quarter of fiscal 2025 compared to the third quarter of fiscal 2024 was primarily due to the factors described above.

Comparison of thirty-six weeks ended January 5, 2025 and thirty-six weeks ended January 7, 2024
The following table summarizes our results of operations:

	Thirty-Six Weeks Ended		Dollar Change	Percentage Change
(dollar amounts in thousands)	January 5, 2025	January 7, 2024
Food and beverage revenues	$72,382	$64,806	$7,576	11.7%
Recreation revenues	20,211	17,720	2,491	14.1%
Total revenue	92,593	82,526	10,067	12.2%
Cost of food and beverage	15,680	13,732	1,948	14.2%
Store labor and benefits	33,712	29,465	4,247	14.4%
Store occupancy costs, excluding depreciation	17,443	10,537	6,906	65.5%
Other store operating expenses, excluding depreciation	16,615	14,696	1,919	13.1%
General and administrative expenses	15,404	12,576	2,828	22.5%
Depreciation expense	7,802	5,417	2,385	44.0%
Pre-opening expenses	4,024	7,238	(3,214)	(44.4)%
Impairment loss	634	—	634	NM
Operating loss	(18,721)	(11,135)	(7,586)	68.1%
Interest expense, net	(15,546)	(6,086)	(9,460)	155.4%
Gain on change in fair value of warrant liabilities and other	6,955	19,140	(12,185)	(63.7)%
Other expense	(83)	—	(83)	NM
Income (loss) before income taxes	(27,395)	1,919	(29,314)	(1527.6)%
Income tax expense (benefit)	—	—	—	—%
Net income (loss)	$(27,395)	$1,919	$(29,314)	(1527.6)%
NM data not meaningful
Revenue
The increase in revenue for the thirty-six weeks ended January 5, 2025 compared to the thirty-six weeks ended January 7, 2024 was primarily due to having one store open for a portion of the third quarter of fiscal 2025 and three new stores open for the entire third quarter of fiscal 2025 compared to the third quarter of fiscal 2024, partially offset by modest decreases in volume at Mature Venues.
Cost of food and beverage

	Thirty-Six Weeks Ended
(dollar amounts in thousands)	January 5, 2025	January 7, 2024	Percentage Change
Cost of food and beverage	$15,680	$13,732	14.2%
As a percentage of total revenue	16.9%	16.6%
The increase in food and beverage costs for the thirty-six weeks ended January 5, 2025 compared to the thirty-six weeks ended January 7, 2024 was due to an increase in food and beverage sales and more costs associated with the less efficient ramp up of our one new locations.
As a percentage of revenue, the increase in food and beverage costs for the thirty-six weeks ended January 5, 2025 compared to the thirty-six weeks ended January 7, 2024 was primarily due to inefficiencies resulting from an increase in relatively higher cost open play sales (vs. private event sales) from the three new locations open for the entire thirty-six weeks ended January 5, 2025 compared to the thirty-six weeks ended January 7, 2024.

Store labor and benefits

	Thirty-Six Weeks Ended
(dollar amounts in thousands)	January 5, 2025	January 7, 2024	Percentage Change
Store labor and benefits	$33,712	$29,465	14.4%
As a percentage of total revenue	36.4%	35.7%
The increase in store labor and benefits expenses for the thirty-six weeks ended January 5, 2025 compared to the thirty-six weeks ended January 7, 2024 was primarily due to one store open for a portion of the third quarter of fiscal 2025 and three stores that were open for the full period that contributed to higher store labor and benefits costs. Excluding the addition of four new stores, store labor and benefits costs were flat.
Store occupancy costs, excluding depreciation

	Thirty-Six Weeks Ended
(dollar amounts in thousands)	January 5, 2025	January 7, 2024	Percentage Change
Store occupancy costs, excluding depreciation	$17,443	$10,537	65.5%
As a percentage of total revenue	18.8%	12.8%
The increase in store occupancy costs, excluding depreciation, including as a percentage of revenue, for the thirty-six weeks ended January 5, 2025 compared to the thirty-six weeks ended January 7, 2024 was primarily due to the impact of the amendment of our lease agreement entered in June 2023 for our Georgetown location, resulting in a reduction of occupancy cost in the first fiscal quarter of 2024 of $3,281, offset in part by one store open for a portion of the third quarter of fiscal 2025 and three locations open for the entire thirty-six weeks ended January 5, 2025 compared to the thirty-six weeks ended January 7, 2024.
Other store operating expenses, excluding depreciation

	Thirty-Six Weeks Ended
(dollar amounts in thousands)	January 5, 2025	January 7, 2024	Percentage Change
Other store operating expenses, excluding depreciation	$16,615	$14,696	13.1%
As a percentage of total revenue	17.9%	17.8%
The increase in other store operating expenses, excluding depreciation for the thirty-six weeks ended January 5, 2025 compared to the thirty-six weeks ended January 7, 2024 was primarily due to one store open for a portion of the third quarter of fiscal 2025 and three locations open for the entire thirty-six weeks ended January 5, 2025 compared to the thirty-six weeks ended January 7, 2024.
As a percentage of revenue, the change in other store operating expenses, excluding depreciation, for the thirty-six weeks ended January 5, 2025 compared to the thirty-six weeks ended January 7, 2024 was relatively flat.
General and administrative expenses

	Thirty-Six Weeks Ended
(dollar amounts in thousands)	January 5, 2025	January 7, 2024	Percentage Change
General and administrative expenses	$15,404	$12,576	22.5%
As a percentage of total revenue	16.6%	15.2%
The increase in general and administrative expenses, including as a percentage of total revenue, for the thirty-six weeks ended January 5, 2025 compared to the thirty-six weeks ended January 7, 2024 was primarily due to increases in public company readiness initiatives, including additional headcount, consulting fees and increased marketing, as well as an increase in stock-based compensation expense.

Depreciation expense

	Thirty-Six Weeks Ended
(dollar amounts in thousands)	January 5, 2025	January 7, 2024	Percentage Change
Depreciation expense	$7,802	$5,417	44.0%
As a percentage of total revenue	8.4%	6.6%
The increase in depreciation expense for the thirty-six weeks ended January 5, 2025, including as a percentage of total revenue, compared to the thirty-six weeks ended January 7, 2024 was primarily due to assets being put into service for three new store locations that were open for the thirty-six weeks ended January 5, 2025 compared to the thirty-six weeks ended January 7, 2024.
Pre-opening expenses

	Thirty-Six Weeks Ended
(dollar amounts in thousands)	January 5, 2025	January 7, 2024	Percentage Change
Pre-opening expenses	$4,024	$7,238	(44.4)%
As a percentage of total revenue	4.3%	8.8%
The decrease in pre-opening expenses, including as a percentage of total revenue, for the thirty-six weeks ended January 5, 2025 compared to the thirty-six weeks ended January 7, 2024 was primarily due to less training, hiring, marketing, and non-cash rent expense for leases that have commenced prior to opening, associated with the opening of one new location and one new location under construction in the thirty-six weeks ended January 5, 2025 compared to the opening of two new locations and three new locations being under construction in the thirty-six weeks ended January 7, 2024.
Impairment loss

	Thirty-Six Weeks Ended
(dollar amounts in thousands)	January 5, 2025	January 7, 2024	Percentage Change
Impairment loss	$634	$—	NM
As a percentage of total revenue	0.7%	—%
The increase in impairment loss for the thirty-six weeks ended January 5, 2025 compared to the thirty-six weeks ended January 7, 2024 was a result of impairment on construction in progress due to the termination of a lease that had not yet commenced.
Interest expense, net

	Thirty-Six Weeks Ended
(dollar amounts in thousands)	January 5, 2025	January 7, 2024	Percentage Change
Interest expense, net	$15,546	$6,086	155.4%
As a percentage of total revenue	16.8%	7.4%
The increase in interest expense for the thirty-six weeks ended January 5, 2025 compared to the thirty-six weeks ended January 7, 2024 was primarily due to an increase in long-term notes payable (see Liquidity and Capital Resources and Note 5).
Gain on change in fair value of warrant liabilities and other

	Thirty-Six Weeks Ended
(dollar amounts in thousands)	January 5, 2025	January 7, 2024	Percentage Change
Gain on change in fair value of warrant liabilities and other	$6,955	$19,140	(63.7)%
As a percentage of total revenue	7.5%	23.2%

The decrease in the gain on change in fair value of warrant liabilities and other is primarily due to the transfer of the Public Warrants and Private Warrants in connection with the consummation of the Business Combination on December 29, 2023 and the decrease in our stock price and its impact on the fair value of our outstanding Public Warrants and Private Warrants as of the third quarter of fiscal 2024 was larger than the decrease of the stock price during the third quarter of fiscal 2025.
Other expense

	Thirty-Six Weeks Ended
(dollar amounts in thousands)	January 5, 2025	January 7, 2024	Percentage Change
Other expense	$83	$—	100.0%
As a percentage of total revenue	0.1%	—%
The increase in other expense for the thirty-six weeks ended January 5, 2025 compared to the thirty-six weeks ended January 7, 2024 was due to the expense related to settlement of an insurance claim and legal claims.
Income (loss) before income taxes

	Thirty-Six Weeks Ended
(dollar amounts in thousands)	January 5, 2025	January 7, 2024	Percentage Change
Income (loss) before income taxes	$(27,395)	$1,919	(1527.6)%
The change in income (loss) before income taxes for the thirty-six weeks ended January 5, 2025 compared to the thirty-six weeks ended January 7, 2024 was primarily due to the factors described above.
Net income (loss)

	Thirty-Six Weeks Ended
(dollar amounts in thousands)	January 5, 2025	January 7, 2024	Percentage Change
Net income (loss)	$(27,395)	$1,919	(1527.6)%
The change in net income (loss) for the thirty-six weeks ended January 5, 2025 compared to the thirty-six weeks ended January 7, 2024 was primarily due to the factors described above.
Liquidity and Capital Resources
To date, we have funded our operations through proceeds received from previous common stock and preferred stock issuances, through borrowings under various lending commitments and through cash flow from operations. As of January 5, 2025 and April 28, 2024, we had $2.4 million and $13.2 million in cash and cash equivalents, respectively. Since the end of fiscal 2024 through February 17, 2025, we have utilized cash of approximately $21.7 million and accordingly, as of February 17, 2025, we had approximately $2.4 million in cash and cash equivalents. In fiscal 2024, we borrowed $22.5 million under a term loan facility (the “Silverview Facility”) with Silverview Credit Partners LP (“Silverview”) and had access to second tranche in the amount of $12.5 million through the Silverview Facility. In fiscal 2024, we borrowed $11.5 million under an equipment loan facility (the “Granite Creek Facility”) with Granite Creek Capital Partners LLC (“Granite Creek”). In fiscal 2024, we borrowed an additional $12.5 million under the Silverview Facility and an additional $5.0 million under the Granite Creek Facility. On December 29, 2023, we entered into a term loan agreement with Oaktree Fund Administration, LLC (“Oaktree”), as agent, under which we borrowed an additional $50.0 million (see Note 5). On September 3, 2024, we borrowed an additional $3.0 million and $2.0 million under the Oaktree Tranche 2 Loan and the Silverview Tranche 3 Loan, respectively. On January 17, 2025, we borrowed an additional $6.0 million under the Oaktree Tranche 2 Loan. If we are unable to generate positive operating cash flows, additional debt and equity financings may be necessary to sustain future operations, and there can be no assurance that such financing will be available to us on commercially reasonable terms, or at all.
Historically, our primary liquidity and capital requirements have been for new location development, initiatives to improve the customer experience in our locations, working capital and general corporate needs. Landlords have provided substantial tenant improvement allowances for construction, customers generally pay using cash or credit and debit cards and, as a result, our operations do not generate significant receivables. There has been an increase in costs from delays in construction and the time needed to recoup these costs from operations of the new locations. As a result, we have obtained additional capital (see above and Notes 5 and 14).
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
Another potential source of cash is proceeds from any exercises of Public Warrants or Private Warrants for cash (which have an aggregate exercise price of $275,827,500). However, the exercise price of each of the Public Warrants and Private Warrants is $11.50 per share, which exceeds the closing price of the Pinstripes Class A Common Stock on February 17, 2025, which was $0.38 per share, and we believe that, for so long as the Public Warrants and Private Warrants are “out of the money,” the holders thereof are not likely to exercise the Public Warrants or the Private Warrants. Any cash proceeds associated with the exercise of the Public Warrants and the Private Warrants are dependent on our stock price. Accordingly, we have not included the net proceeds from any exercise of the Public Warrants or Private Warrants in our assessment of our liquidity and our ability to fund operations on a prospective basis.
Our cash flows from operations, borrowing availability, and overall liquidity are subject to risks and uncertainties. The Company believes that its current earnings projections, which include full year results for the stores that opened during the fiscal year ended April 28, 2024 and new store openings, raise substantial doubt on the Company’s ability to continue as a going concern and the Company’s ability to meet its current obligations, including for capital expenditures, lease obligations and continued operations as they become due within one year from the financial statement issuance date. To alleviate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern, management is exploring several strategic alternatives. As of January 6, 2025, we were in breach of our material indebtedness agreements as a result of our failure to maintain a Total Net Leverage Ratio of no greater than 6.00:1.00. On January 17, 2025, we entered into the second amendment (the “Oaktree Second Amendment”) to the Oaktree Loan Agreement. The Oaktree Second Amendment provided that we will be required to achieve certain milestones in respect of various possible strategic alternatives, which are set forth in the Oaktree Loan Agreement, as amended by the Oaktree Second Amendment. At least in the near-term our business is not expected to generate sufficient cash flow to fund our operations and future capital may not be available from additional indebtedness or otherwise to meet our liquidity needs. Due to the uncertainties associated with these plans, management concluded that substantial doubt exists with respect to the Company's ability to continue as a going concern within one year from the financial statement issuance date. See Notes 5 and 14.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Thirty-Six Weeks Ended
(dollar amounts in thousands)	January 5, 2025	January 7, 2024
Net cash (used in) operating activities	$(2,488)	$(15,818)
Net cash (used in) investing activities	(11,074)	(14,771)
Net cash provided by financing activities	2,776	61,790
Net change in cash and cash equivalents	$(10,786)	$31,201
Operating Activities
Net cash used in operating activities was $(2.5) million for the thirty-six weeks ended January 5, 2025 compared to $(15.8) million for the thirty-six weeks ended January 7, 2024. The decrease in net cash used in operating activities was due to PIK interest of $8.1 million that occurred during the thirty-six weeks ended January 5, 2025, an increase in depreciation expense, an increase in stock-based compensation expense and a decrease in the gain on the change in fair value of warrant liabilities and other, as well as the gain on modification of operating leases that did not reoccur in the thirty-six weeks ended January 5, 2025. Also, there was an increase in operating liabilities for accounts payable, accrued occupancy costs and other accrued liabilities. The decrease was offset by a higher operating loss driven by higher cost of food and beverage, store labor and benefits, store occupancy costs, excluding depreciation, and other store operating expenses, excluding depreciation, plus one store location open for a portion of the third quarter of fiscal 2025 and the three new store locations open for the entire thirty-six weeks ended January 5, 2025 as compared to the thirty-six weeks ended January 7, 2024.

Investing Activities
Net cash used in investing activities was $(11.1) million for the thirty-six weeks ended January 5, 2025 compared to $(14.8) million for the thirty-six weeks ended January 7, 2024. Our purchase of property and equipment of $(11.1) million decreased in the thirty-six weeks ended January 5, 2025 from $(14.8) million in the thirty-six weeks ended January 7, 2024 as there were fewer purchases, which were offset by an increase in accumulated depreciation during the thirty-six weeks ended January 5, 2025 compared to the thirty-six weeks ended January 7, 2024. There was more depreciation during the thirty-six weeks ended January 5, 2025 as an additional location, Walnut Creek, CA, was opened during thirty-six weeks ended January 5, 2025 and three new locations from fiscal year 2024 had a full quarter of depreciation.
Financing Activities
Net cash provided by financing activities was $2.8 million for the thirty-six weeks ended January 5, 2025 compared to net cash provided by financing activities of $61.8 million for the thirty-six weeks ended January 7, 2024. The primary components of net cash provided by financing activities for the thirty-six weeks ended January 7, 2024 were proceeds from the issuance of the Series I Redeemable Convertible Preferred Stock of $19.9 million, proceeds from the issuance of warrants of $24.6 million and additional borrowings of $12.5 million under the Silverview Facility,$5.0 million under the Granite Creek Facility, $50.0 million under the Oaktree Tranche 1 Loan and $1.6 million of proceeds from Oaktree Tranche 2 Loan. These proceeds were offset by $(23.4) million in transaction costs incurred in connection with the Reverse Recapitalization, principal payments of long-term notes payable of $0.5 million and debt discount and issuance costs of $27.5 million. The cash provided by financing activities for the thirty-six weeks ended January 5, 2025 consists of $4.8 million of additional debt financing obtained from Oaktree and Silverview, net of debt discount, offset by principal payments of long-term notes payable of $2.1 million.
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

Revenue Recognition
We recognize food and beverage revenues and recreation revenue when payment is tendered at the point of sale as the performance obligation has been satisfied. Food and beverage revenues include the sale of food and beverage products. Recreation revenue includes bowling and bocce sales. We recognize revenues net of discounts and taxes. We defer event deposits received from guests and recognized such deposits as revenue when the event is held. Event deposits received from customers in advance are included in amounts due to customers in the condensed consolidated balance sheets, and we recognize revenues from events when the event takes place.
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
These material weaknesses did not result in any identified material misstatements to the financial statements, but based on these material weaknesses, management concluded that at April 28, 2024 and January 5, 2025, our internal control over financial reporting was not effective.
Management’s Remediation Plan
In response to the material weaknesses discussed above, we plan to continue efforts already underway to improve internal control over financial reporting, which include creating formal policies and procedures governing our financial statement close process, and control in the preparation, documentation and review of journal entries and account reconciliations.
We have taken measures to address the material weakness related to stock-based compensation identified in the 2024 Annual Report and enhance our internal control over financial reporting. Based on our remediation efforts and related testing during the twelve weeks ended July 21, 2024 and the sixteen weeks ended April 28, 2024, we concluded that the material weakness related to stock compensation has been remediated. We have:
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
Changes in Internal Control over Financial Reporting
Except for the remediation of the material weakness related to stock-based compensation and the efforts to remediate the other material weaknesses described above, there were no changes during the thirty-six weeks ended January 5, 2025 in our internal control over financial reporting that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.
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
The Class A Common Stock is currently listed on the NYSE under the symbol “PNST”.
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
On November 29, 2024, we submitted a business plan regarding remediation of the above listing criteria. On January 14, 2025, the NYSE notified us that it had accepted our business plan and that it was prepared to continue to list the Company’s common stock. The notice further states that the NYSE will perform quarterly reviews during the 18-month period from receipt of the initial October 16, 2024 notice and that failure to maintain the goals will result in our Class A Common Stock being subject to suspension of trading. The Company will need to achieve the minimum continued listing standards of either average global market capitalization over a consecutive 30 trading-day period of $50 million or total stockholders' equity of $50 million at the completion of the 18-month plan period. Failure to achieve any of the above minimum requirements at the appropriate time will result in trading in our Class A Common Stock being suspended by the NYSE with application made to the SEC to delist.
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

In addition, if our market capitalization were to fall below a $15.0 million average for 30 trading days, our Class A Common Stock would be immediately delisted, and there would be no cure period for curing the deficiency.
Substantial doubt about our ability to continue as a going concern
There is substantial doubt about the Company's ability to continue as a going concern and the Company’s ability to meet its current obligations, including for capital expenditures, lease obligations and continued operations as they become due within one year from the issuance date of the financial statements contained in this Quarterly Report on Form 10-Q. The principal conditions leading to this conclusion are our current earnings projections, which include full year results for the stores that opened during the fiscal year ended April 28, 2024 and new store openings. In order to alleviate these conditions, management is exploring several strategic alternatives set forth in the Oaktree Loan Agreement, as amended by the Oaktree Second Amendment. However, there can be no assurance that the Company will have the ability to raise additional capital when needed. There can be no assurance that these plans will be successfully implemented or that they will mitigate the conditions that raise substantial doubt about the Company's ability to continue as a going concern. The inability to raise sufficient additional capital would have a material adverse effect on our financial condition and likely cause the price of the Company’s common stock to decline.
We were in breach of our material indebtedness agreements as of January 6, 2025. We may be unable to fund our future operating requirements.
As of January 6, 2025, we were in breach of our material indebtedness agreements as a result of our failure to maintain a Total Net Leverage Ratio of no greater than 6.00:1.00. On January 17, 2025, we entered into the Oaktree Second Amendment to the Oaktree Loan Agreement. The Oaktree Second Amendment provided for, among things, additional funding in the amount of $6.0 million and that we will be required to achieve certain milestones in respect of various possible strategic alternatives, which are set forth in the Oaktree Loan Agreement, as amended by the Oaktree Second Amendment. In connection with the closing of the Oaktree Second Amendment, the Company and Oaktree agreed to forbear from exercising any of their respective rights or remedies under the Oaktree Loan Agreement in respect of an Event of Default as a result of the Company’s failure to maintain a Total Net Leverage Ratio of no greater than 6.00:1.00 and cross-defaults, until the earlier of February 28, 2025 or the occurrence of any event terminating such forbearance. We also obtained similar forbearance from the applicable agents and lenders under the Granite Creek Facility and the Silverview Facility.
We may not be able to satisfy the conditions contained in the Oaktree Second Amendment or obtain additional forbearance or waivers of our existing defaults. If we do not satisfy such conditions, or if we cannot make scheduled payments on our debt, or if we breach any of the other covenants in our debt agreements and such breaches are not waived or cured, we will be in default and, as a result, our lenders could declare all outstanding principal and interest to be due and payable or could terminate their commitments to lend us money and foreclose against the assets securing our borrowings, and we could be forced into bankruptcy or liquidation.
In addition, we require additional capital to fund our operations. These financings, under our current debt facilities or otherwise, may not be available or, if available, may be on terms that are not favorable to us and could result in dilution to our stockholders and reduction of the trading price of our stock. The state of capital markets when we seek to raise additional capital or execute other strategic alternatives could also impede our ability to raise additional capital or execute on such strategic alternatives on favorable terms or at all. If adequate capital were not available to us, we likely would be required to significantly curtail our operations or possibly even cease our operations.
Further, our focus on addressing our current defaults and our liquidity needs could put additional stress on our business and may divert the attention of our senior management team from our existing business operations.
Our obligations under the Oaktree Loan Agreement, as amended, and our other material indebtedness, including the Silverview Facility and the Granite Creek Facility have important consequences, including making it more difficult for us to satisfy our obligations with respect to our debt, limiting our ability to obtain additional financing to fund future working capital, capital expenditures, investments or acquisitions or other general corporate requirements, requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, investments or acquisitions and other general corporate purposes, increasing our vulnerability to adverse changes in general economic, industry and competitive conditions, exposing us to the risk of increased interest rates, limiting our flexibility in planning for, and reacting to, changes in the industries in which we compete, placing us at a disadvantage compared to other, less leveraged competitors, increasing our cost of borrowing and hampering our ability to execute on our growth strategy.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
(a) Resignation of Chief Financial Officer
On February 17, 2025, Anthony Querciagrossa informed the Board of his resignation as Chief Financial Officer of the Company, effective February 28, 2025, to pursue other opportunities outside the restaurant/entertainment industry.
(b) Securities Trading Plans of Directors and Executive Officers
During the fiscal quarter ended January 5, 2025, none of our directors or executive officers entered into, modified or terminated, contracts, instructions or written plans for the sale or purchase of our securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1 or that constituted non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K).

Item 6. Exhibits

		Incorporated by Reference
Exhibit	Description	Form	Exhibit	Filing Date
3.2 *	Second Amended and Restated Certificate of Incorporation of Pinstripes Holdings, Inc.	8-K	3.2	January 5, 2024
3.3 *	Amended and Restated Bylaws of Pinstripes Holdings, Inc.	8-K	3.3	January 5, 2024
4.1 *	Amended Form of Oaktree Warrant.	10-Q	4.1	September 4, 2024
4.2 *	Oaktree Warrant Amendment, dated September 3, 2024.	10-Q	4.2	September 4, 2024
4.3 *	Form of Silverview Warrant	10-Q	4.3	September 4, 2024
10.1 *	First Amendment to Loan Agreement, dated September 3, 2024 to Loan Agreement, dated as of December 29, 2023 by and among Pinstripes, Inc., Pinstripes Holdings, Inc., the other guarantors party thereto, Oaktree Fund Administration, LLC, as agent and the lender party thereto.	10-Q	10.1	September 4, 2024
10.2 *	Sixth Amendment to Loan Agreement and Second Amendment to Pledge and Security Agreement, dated September 3, 2024 to the Loan Agreement, dated as of March 7, 2023 by and among Pinstripes, Inc., Pinstripes Holdings, Inc., the other guarantors party thereto, Silverview Credit Partners, L.P., as agent and the lenders party thereto.	10-Q	10.2	September 4, 2024
10.3 *	Second Amendment to Oaktree Loan Agreement, dated January 17, 2025, by and among Pinstripes Holdings, Inc., Pinstripes, Inc., the other guarantors party thereto, Oaktree Fund Administration, LLC and the lenders from time to time party thereto.	8-K	10.1	January 24, 2025
10.4 *	Seventh Amendment to Silverview Loan Agreement, dated January 17, 2025, by and among Pinstripes Holdings, Inc., Pinstripes, Inc., the other guarantors party thereto, Silverview Credit Partners LP and the lenders from time to time party thereto.	8-K	10.2	January 24, 2025
10.5 *	Amendment No. 3 to Granite Creek Loan Agreement, dated January 17, 2025, by and among Pinstripes Holdings, Inc., Pinstripes, Inc., the other guarantors party thereto, GCCP II Agent, LLC and the lenders from time to time party thereto.	8-K	10.3	January 24, 2025
31.1 **	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 **	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 ***	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 ***	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

Date: February 19, 2025	By:	/s/ Dale Schwartz
		Name:	Dale Schwartz
		Title:	Chairman and Chief Executive Officer

Date: February 19, 2025	By:	/s/ Anthony Querciagrossa
		Name:	Anthony Querciagrossa
		Title:	Chief Financial Officer